Form 10-Q
period 2005-03-31
TD BANKNORTH INC.
filed 2005-05-16
CIK 1304994

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51179

TD BANKNORTH INC.

(Exact name of Registrant as specified in its charter)

Delaware	01-0437984

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Portland Square, Portland, Maine	04112

(Address of principal executive offices)	(Zip Code)

(207) 761-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

The number of shares outstanding of the Registrant’s common stock and related stock purchase rights as of April 30, 2005 is:

Common stock, par value $.01 per share	173,273,821

(Class)	(Outstanding)

Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	Successor	Predecessor
	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$540,812	$541,994
Federal funds sold and other short-term investments	3,247	2,312
Securities available for sale	4,656,122	6,728,523
Securities held to maturity (fair value of $80,394 and $87,507 at March 31, 2005 and December 31, 2004, respectively)	80,259	87,013
Loans held for sale	558,137	51,693
Loans and leases:
Residential real estate mortgages	3,388,907	3,081,217
Commercial real estate mortgages	6,559,459	6,249,513
Commercial business loans and leases	4,094,627	3,928,594
Consumer loans and leases	5,606,950	5,333,670

Total loans and leases	19,649,943	18,592,994
Less: Allowance for loan and lease losses	228,165	243,152

Net loans and leases	19,421,778	18,349,842

Premises and equipment, net	308,109	300,120
Goodwill	4,537,623	1,365,780
Identifiable intangible assets	757,504	50,376
Bank-owned life insurance	556,265	523,129
Other assets	714,965	687,028

Total assets	$32,134,821	$28,687,810

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,703,160	$2,546,018
Money market and NOW accounts	8,168,207	7,907,513
Certificates of deposit	4,753,407	4,484,370
Brokered deposits	80,951	576
Noninterest-bearing deposits	4,215,574	4,289,104

Total deposits	19,921,299	19,227,581
Short-term borrowings	4,236,334	3,797,823
Long-term debt	1,117,559	2,192,882
Deferred tax liability on identifiable intangible assets	268,303	17,632
Other liabilities	242,833	275,778

Total liabilities	25,786,328	25,511,696

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 188,428,502 in 2005 and 191,672,502 in 2004)	1,884	1,917
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2005)
Paid-in capital	6,836,042	1,763,572
Retained earnings	23,627	1,677,802
Unearned compensation	(2,256)	—
Treasury stock, at cost (15,220,790 shares in 2005 and 12,374,515 shares in 2004)	(483,614)	(265,020)
Accumulated other comprehensive loss	(27,190)	(2,157)

Total shareholders’ equity	6,348,493	3,176,114

Total liabilities and shareholders’ equity	$32,134,821	$28,687,810

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004

Interest and dividend income:
Interest and fees on loans and leases	$95,664	$176,949	$215,779
Interest and dividends on securities	20,758	52,670	76,873

Total interest and dividend income	116,422	229,619	292,652

Interest expense:
Interest on deposits	14,750	30,694	38,818
Interest on borrowed funds	12,814	32,654	36,225

Total interest expense	27,564	63,348	75,043

Net interest income	88,858	166,271	217,609
Provision for loan and lease losses	1,000	1,069	9,500

Net interest income after provision for loan and lease losses	87,858	165,202	208,109

Noninterest income:
Deposit services	9,823	18,359	26,153
Insurance agency commissions	5,640	8,252	13,736
Merchant and electronic banking income, net	5,363	7,751	10,404
Wealth management services	3,545	6,959	9,149
Bank-owned life insurance	1,929	4,169	5,496
Investment planning services	1,874	2,815	4,839
Net securities (losses) gains	(3,928)	(46,548)	3,581
Loans held for sale — Lower of cost or market adjustment	—	(7,500)	—
Change in unrealized loss on derivatives	(8,175)	—	—
Other noninterest income	5,280	7,617	14,859

	21,351	1,874	88,217

Noninterest expense:
Compensation and employee benefits	32,891	67,977	87,534
Occupancy	6,490	11,411	15,709
Equipment	4,397	8,440	11,890
Data processing	3,800	7,233	10,436
Advertising and marketing	2,322	4,373	7,523
Amortization of identifiable intangible assets	9,934	1,561	1,904
Merger and consolidation costs	3,927	27,264	1,614
Prepayment penalties on borrowings	3	6,300	—
Other noninterest expense	8,899	15,887	23,109

	72,663	150,446	159,719

Income before income tax expense	36,546	16,630	136,607
Provision for income taxes	12,919	6,182	46,280

Net income	$23,627	$10,448	$90,327

Basic earnings per share	$0.13	$0.06	$0.55

Diluted earnings per share	$0.13	$0.06	$0.54

Weighted average shares outstanding:
Basic	180,581	184,964	162,965
Dilutive effect of stock options	924	1,783	3,692

Diluted	181,505	186,747	166,657

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2004 (Predecessor)	179,298	$1,917	$1,763,572	$1,677,802	$—	($265,020)	($2,157)	$3,176,114

Net income	—	—	—	10,448	—	—	—	10,448
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	2,463	2,463
Unrealized gains (losses) on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income (loss)								5,197

Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825

Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368

Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	($201,141)	($7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	($2,256)	$—	$—	$6,836,115

Net income	—	—	—	23,627	—	—	—	23,627
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(26,902)	(26,902)
Unrealized gains (losses)on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(288)	(288)

Comprehensive income (loss)								(3,563)

Treasury stock issued for employee benefit plans, including tax benefit of $0.2 million	80	—	(445)	—	—	2,794	—	2,349

Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)

Balances at March 31, 2005 (Successor)	173,208	$1,884	$6,836,042	$23,627	($2,256)	($483,614)	($27,190)	$6,348,493

Balances at December 31, 2003 (Predecessor)	162,188	$1,823	$1,435,005	$1,508,292	$—	($430,608)	$6,007	$2,520,519
Net income	—	—	—	90,327	—	—	—	90,327
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	54,583	54,583
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	48	48

Comprehensive income								144,958

Treasury stock issued for employee benefit plans, including tax benefit of $3.9 million	858	—	(226)	—	—	18,375	—	18,149

Cash dividends declared ($0.195 per share)	—	—	—	(31,715)	—	—	—	(31,715)

Balances at March 31, 2004 (Predecessor)	163,046	$1,823	$1,434,779	$1,566,904	$—	($412,233)	$60,638	$2,651,911

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$23,627	$10,448	$90,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,000	1,069	9,500
Depreciation of banking premises and equipment	4,034	7,807	10,762
Net amortization of premium and discounts	2,275	3,703	7,204
Amortization of intangible assets	9,934	1,561	1,904
Provision for deferred tax expense	4,200	2,000	3,800
Net losses (gains) realized from sales of securities and loans	3,928	46,548	(5,092)
Net losses — lower of cost or market	—	7,500	—
Prepayment penalties on borrowings	3	6,300	—
Net (gains) realized from sales of loans held for sale	(204)	(616)	(1,289)
Increase in cash surrender value of bank owned life insurance	(1,929)	(4,169)	(5,496)
Proceeds from sales of loans held for sale	40,171	72,258	94,688
Residential loans originated and purchased for sale	(43,251)	(58,800)	(98,599)
Net change in other assets	(155)	47,443	(55,225)
Net change in other liabilities	(32,193)	(42,559)	92,686

Net cash provided by operating activities	11,440	100,493	145,170

Cash flows from investing activities:
Proceeds from sales of securities available for sale	—	83,271	984,631
Proceeds from sales of securities as part of deleveraging program	374,488	2,461,701	—
Proceeds from maturities and principal repayments of securities available for sale	67,710	190,117	308,779
Purchases of securities available for sale	(325,436)	(969,979)	(1,473,468)
Proceeds from maturities and principal repayments of securities held to maturity	2,084	4,670	8,798
Net decrease (increase) in loans and leases	1,921	(222,430)	(327,274)
Proceeds from sales of portfolio loans	—	—	37,097
Net additions to premises and equipment	(1,875)	798	(6,246)
Proceeds from policy coverage on bank-owned life insurance	217	141	—
Cash paid for acquisitions, net of cash acquired	—	130,685	—

Net cash provided by (used in) investing activities	119,109	1,678,974	(467,683)

Cash flows from financing activities:
Net (decrease) increase in deposits	(249,259)	(160,662)	59,277
Net increase (decrease) in short-term borrowings	821,621	1,100,739	(34,449)
Payments on short-term borrowings as part of deleveraging program	(374,491)	(1,461,701)	—
Proceeds from long-term debt	—	8,467	27,566
Payments on long-term debt	(16,939)	(474,664)	(10,518)
Payments on long-term debt as part of deleveraging program	—	(1,006,300)	—
Treasury stock issued for employee benefit plans	2,349	71,368	18,149
Purchase of treasury stock	(486,408)	—	—
Cash dividends paid to shareholders	—	(37,383)	(31,715)

Net cash (used in) provided by financing activities	(303,127)	(1,960,136)	28,310

Decrease in cash and cash equivalents	(172,578)	(180,669)	(294,203)
Cash and cash equivalents at beginning of period	(254,363)	(73,694)	316,331

Cash and cash equivalents at end of period	($426,941)	($254,363)	$22,128

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$27,924,518	$1,469,630	$—
Fair value of liabilities assumed	25,626,026	1,422,658	—

Interest paid	$22,673	$68,238	$70,273
Income taxes (received)	(24,960)	(779)	(8,388)

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2005
(In thousands, except per share data and as noted) (Unaudited)

Note 1 — Basis of Presentation

We, TD Banknorth Inc., are a majority-owned subsidiary of The Toronto-Dominion Bank (“TD”) and successor to Banknorth Group, Inc. TD acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then TD acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of TD with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction meets the technical definition of a business combination, and therefore, is being accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:

•	cash paid by TD,

•	value of TD common shares issued and

•	the value of TD Banknorth Inc. shares issued.

The purchase price and related purchase accounting adjustments have been recorded in our financial statements at and for the period commencing March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005 and for the “Successor” period beginning on March 1, 2005. Information for all dates and “Predecessor” periods prior to the acquisition on March 1, 2005 is presented using our historical basis of accounting. Although the TD transaction was consummated as of the close of business on March 1, 2005, for practical considerations all purchase accounting and fair value adjustments were calculated based on February 28, 2005 month end balances and the results of operations for March 1, 2005 are included in the successor period. Had the purchase accounting and fair value adjustments been calculated based on March 1, 2005 end of day balances, the adjustments would have been substantially the same as those calculated based on February 28, 2005 month end balances.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. Except as noted above, we have not changed our significant accounting and reporting policies from those disclosed in our 2004 Annual Report on Form 10-K. There have been no significant changes in the methods or assumptions used in the accounting policies which require material estimates and assumptions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the unaudited consolidated financial statements have been included herein. The results of operations for the one month ended March 31, 2005 and two months ended February 28, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 – Accounting for the Transaction with The Toronto-Dominion Bank

As discussed in Note 1, the form of the transaction with TD requires that the transaction be accounted for as a purchase business combination and the assets and liabilities of the predecessor company be adjusted to fair value as of the date of completion of the transaction. Accordingly, the purchase price was allocated to the assets and liabilities assumed based on their estimated fair values at the March 1, 2005 transaction date, as summarized below:

Implied Purchase Price
Value of TD common shares exchanged (1)	$1,806,535
Cash Consideration (including cash in lieu of fractional shares)	2,306,947
Value of 49% of TD Banknorth shares exchanged (2)	2,686,802
Fair value of TD Banknorth stock options	35,831

Total implied purchase price	6,836,115

Allocation of the Implied Purchase Price
Predecessor stockholders’ equity as of March 1, 2005	3,415,121
Predecessor goodwill and intangible assets	(1,565,293)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	109,630
Loan relationship intangibles	95,826
Core deposit intangibles	566,000
Other identifiable intangibles	105,612
Deferred income taxes on identifiable intangible assets	(272,056)
Other assets	12,172
Fixed maturity deposits	(46,790)
Borrowings	(59,731)
Pension and post-employment benefit plans	(93,546)
Other liabilities	31,547

Fair value of net assets acquired	2,298,492

Estimated goodwill resulting from the transaction	$4,537,623

(1)	Based on 188,428,501 Banknorth shares times exchange ratio of 0.2351 times $40.78, the closing price of the TD common shares on March 1, 2005.

(2)	Based on 188,428,501 Banknorth shares times 49% times $29.10, the opening price of the TD Banknorth common stock on March 2, 2005.

TD Banknorth expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in periods after March 31, 2005, although such adjustments are not expected to be significant. It is expected that none of the goodwill will be deductible for income tax purposes.

The transaction also triggered the change in control provision of certain stock option agreements whereby employee stock options became immediately exercisable. Certain executive officers entered into retention agreements under which the executives waived the accelerated vesting of options, but will earn retention payments consisting of cash payments, restricted stock units and enhanced retirement benefits if the executive remains with the Company for the retention period.

Note 3 – Acquisitions

Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed since January 1, 2004. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable			Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price

BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$140.0	$13.2	$0.3	6.2	$200.2
CCBT Financial Companies, Inc.	4/30/2004	1,292.9	108.5	176.0	19.4	—	9.2	298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	62.0	2.2	88.9	—	88.9

On January 21, 2005, we acquired BostonFed Bancorp, Inc. (“BostonFed”) for a total purchase price of $200.2 million. The purchase price was comprised of 6,154,155 shares of our common stock and $0.3 million in cash. The total value of shares issued was $199.8 million, calculated based on the average of the closing price of our common stock for the period commencing two trading days before, and ending two trading days after, June 21, 2004, the date of the merger agreement. The purchase price was allocated to the fair value of assets acquired ($1.5 billion), liabilities assumed ($1.4 billion), identifiable intangible assets ($13.2 million) and goodwill ($140.0 million).

Note 4 – Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for stock option plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. We have elected to continue using the intrinsic value method in APB Opinion No. 25 and, as a result, must make proforma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The proforma disclosures include the effects of accelerated vesting of stock options in connection with the TD transaction and all other awards granted and the effects of our employee stock purchase plan. Had we determined compensation cost based on the fair value at the grant date for all stock options and recorded expense related to our employee stock purchase plan under SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below.

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004
Net income, as reported	$23,627	$10,448	$90,327
Deduct total stock-based employee compensation expense determined under fair value based method, net of related tax effects:
Effect of accelerated vesting of stock options in connection with the TD transaction	—	(9,293)	—
All other	(146)	(2,159)	(3,407)

Proforma net income (loss)	$23,481	($1,004)	$86,920

Earnings per share
Basic — As reported	$0.13	$0.06	$0.55
Proforma	$0.13	($0.01)	$0.53
Diluted — As reported	$0.13	$0.06	$0.54
Proforma	$0.13	($0.01)	$0.52

Note 5 – Securities Available for Sale

The following table presents the fair value of investments with continuous unrealized losses for less than one year as of March 31, 2005.

	Successor
	Less than one year			More than one year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U. S. Government obligations and obligations of U.S. Government agencies and corporations	7	$15,054	($42)	—	$—	$—	7	$15,054	($42)
Tax exempt bonds and notes	212	153,988	(1,568)	—	—	—	212	153,988	(1,568)
Other bonds and notes	78	147,040	(818)	—	—	—	78	147,040	(818)
Mortgage-backed securities	1,053	3,904,013	(36,761)	—	—	—	1,053	3,904,013	(36,761)
Collateralized mortgage obligations	27	234,740	(1,414)	—	—	—	27	234,740	(1,414)
Equity securities	11	304	(16)	—	—	—	11	304	(16)

	1,388	$4,455,139	($40,619)	—	$0	$0	1,388	$4,455,139	($40,619)

As a result of the TD transaction and related purchase accounting adjustments recorded on March 1, 2005, all unrealized gains and/or losses on investment securities were reclassified as basis adjustments of the individual securities as of March 1, 2005. Accordingly, at March 31, 2005 there were no unrealized losses in a continuous unrealized loss position for more than one month.

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear nominal credit risk. U.S. Government agencies securities are believed by management to have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities which have a credit rating of at least investment grade by one of the nationally-recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA.

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and identifiable intangible assets are summarized as follows:

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles
Balance, December 31, 2004 (Predecessor)	$1,365,780	$43,723	$6,653	$50,376
Recorded during the period	140,006	13,172	—	13,172
Amortization expense	—	(1,237)	(324)	(1,561)
Adjustments of purchase accounting estimates	(2,479)	—	—	—

Balance, February 28, 2005 (Predecessor)	1,503,307	55,658	6,329	61,987
Reversal of prior intangibles in connection with the TD transaction	(1,503,307)	(55,658)	(6,329)	(61,987)
Recorded in connection with the TD transaction	4,537,623	566,000	201,438	767,438

Balance, March 1, 2005 (Successor)	4,537,623	566,000	201,438	767,438
Amortization expense	—	(8,583)	(1,351)	(9,934)

Balance, March 31, 2005 (Successor)	$4,537,623	$557,417	$200,087	$757,504

Estimated Annual Amortization Expense:
Remaining 2005	—	$77,250	$12,156	$89,406
2006	—	93,000	15,764	108,764
2007	—	72,667	15,033	87,700
2008	—	59,833	14,353	74,186
2009	—	49,667	13,723	63,390
thereafter	—	205,000	129,058	334,058

The components of identifiable intangible assets are as follows:

	Successor
	March 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$566,000	$8,583	$557,417
Loan relationship intangibles	95,826	456	95,370
Other identifiable intangibles	105,612	895	104,717

Total	$767,438	$9,934	$757,504

As of March 31, 2005, there was a total of $268.3 million of deferred tax liabilities related to identifiable intangible assets.

Note 7 – Short-term Borrowings

Short-term borrowings are all borrowings with an original maturity of one year or less. A summary of short-term borrowings follows:

	Successor	Predecessor
	March 31, 2005	December 31, 2004
Securities sold under agreements to repurchase – retail	$1,269,947	$1,234,476
Federal funds purchased	971,000	618,000
Treasury, tax and loan notes	19,937	375,347
Federal Home Loan Bank advances	1,975,450	1,570,000

	$4,236,334	$3,797,823

Note 8 – Long-term Debt

A summary of long-term debt (debt with original maturities of more than one year) follows:

	Successor	Predecessor
	March 31, 2005	December 31, 2004
Federal Home Loan Bank advances	$358,646	$428,825
Securities sold under agreements to repurchase — wholesale	—	1,100,000
Junior subordinated debentures issued to affiliated trusts	374,699	310,746
Subordinated debt 7.625%, due 2011	228,844	200,000
Senior notes 3.75%, due 2008	148,505	149,810
Hedge-related basis adjustments on long-term debt	—	(4,420)
Other long-term debt	6,865	7,921

Total	$1,117,559	$2,192,882

Borrowings callable by the lender amounted to $105.0 million at March 31, 2005 and December 31, 2004.

Note 9 — Comprehensive Income

The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Successor			Predecessor			Predecessor
	March 1, 2005 to			January 1, 2005 to			Three Months Ended
	March 31, 2005			February 28, 2005			March 31, 2004
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Unrealized gain (loss) on securities available for sale	($45,307)	$15,852	($29,455)	($42,769)	$14,975	($27,794)	$87,555	($30,644)	$56,911
Unrealized gain (loss) on cash flow hedges	(226)	79	(147)	(7,851)	(48)	(7,899)	(789)	276	(513)
Reclassification adjustment for losses (gains) realized in net income	3,711	(1,299)	2,412	46,834	(16,392)	30,442	(2,718)	951	(1,767)

Net change in unrealized gains (losses)	($41,822)	$14,632	($27,190)	($3,786)	($1,465)	($5,251)	$84,048	($29,417)	$54,631

Note 10 — Allowance for Loan and Lease Losses

In connection with the TD transaction, and in accordance with American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, on March 1, 2005 $21.4 million of the allowance for loan and lease losses related to impaired commercial loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of the impaired commercial loans.

Note 11 — Balance Sheet Deleveraging

Coincident with the TD transaction, TD Banknorth implemented a balance sheet deleveraging program under which $2.9 billion of investment securities were sold and the proceeds from these sales were used to prepay borrowings. In addition, single-family residential mortgage loans with a carrying value of $521 million were reclassified to Loans Held for Sale; these loans are expected to be packaged and sold in May 2005, with the servicing being retained by TD Banknorth. In connection with these deleveraging activities, TD Banknorth recorded during the three months ended March 31, 2005 a $50.2 million pre-tax loss on sale of securities, a $7.5 million pre-tax loss to record the single-family residential mortgage loans at the lower of cost or market value and a $6.3 million pre-tax charge for prepayment penalties on borrowings.

In connection with the deleveraging program, TD Banknorth entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. These agreements are designed to synthetically convert variable rate loans tied to the prime rate or LIBOR to fixed-rate assets. At March 31, 2005, a total of $1.0 billion of these agreements were designated to hedge the cash flows associated with prime-based home equity lines of credit and accounted for as cash flow hedges, while $1.2 billion of these agreements were undesignated and accounted for as trading derivatives. On April 21, 2005, these $1.2 billion of interest rate swap agreements were specifically designated to hedge the cash flows associated with LIBOR-based commercial loans, and accordingly will be accounted for using cash flow hedge accounting beginning on that date.

Note 12 — Other Noninterest Income

Other noninterest income consisted of the following for the periods indicated.

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004
Loan fee income	$2,372	$4,549	$5,170
Covered call premiums	1,658	1,412	6,074
Mortgage banking services income	404	923	3,004
Venture capital gains (write-downs)	(106)	(297)	(359)
Miscellaneous income	952	1,030	970

Total	$5,280	$7,617	$14,859

The following table presents the significant components of mortgage banking income during the periods indicated.

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004
Residential mortgage sales/fee income
Gains on sales and fee income	$452	$460	$2,469
Net effect of derivatives	(247)	159	331

	205	619	2,800
Residential mortgage servicing income	199	304	204

	$404	$923	$3,004

Note 13 – Pension and Other Postretirement Plans

The following table presents the amount of net periodic benefit cost recognized for the periods indicated.

Components of net periodic benefit cost

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004
Qualified Pension
Service cost	$1,184	$2,369	$2,784
Interest cost	1,126	2,253	3,331
Expected return on plan assets	(1,836)	(3,671)	(4,828)
Amortization of prior service cost	—	1	2
Amortization of transition obligation	—	(39)	(64)
Amortization of net loss	—	809	1,066

Net periodic benefit cost	474	1,722	2,291

Nonqualified Pension
Service cost	72	106	99
Interest cost	188	305	405
Amortization of prior service cost	132	39	43
Amortization of transition obligation	—	2	3
Amortization of net loss	—	84	50

Net periodic benefit cost	392	536	600

Total net periodic benefit cost — pensions plans	$866	$2,258	$2,891

Other Postretirement Benefits
Service cost	$19	$37	$40
Interest cost	107	215	353
Amortization of prior service cost	—	23	35
Amortization of transition obligation	—	65	98
Amortization of net loss	—	35	99

Net periodic benefit cost — other postretirement benefit plans	$126	$375	$625

As a result of purchase accounting adjustments recorded as of March 1, 2005, unrecognized actuarial losses, unamortized prior service costs and unrecognized transition obligations on pension and other benefit plans as of February 28, 2005 were written off. Accordingly, there is no amortization on these items after March 1, 2005.

We expect to contribute approximately $20 million to our pension plans in 2005, none of which is required to satisfy minimum funding requirements. The discretionary contribution will be paid entirely in cash and, as in prior years, the entire contribution is anticipated to be paid in December after final review of the 2005 pension obligation.

The Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) which was signed into law in December 2003 introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) we have determined that the benefits we provide are at least actuarially equivalent to Medicare Part D. The effects of the federal subsidy resulted in an actuarial gain of approximately $1.7 million. The gain did not have a material effect on our net periodic postretirement cost or on our accumulated postretirement benefit obligation. The amount was incorporated in our net periodic postretirement cost amortizing over a period of approximately 10 years.

Note 14 – Merger and Consolidation Costs

The following table summarizes merger and consolidation costs for the periods indicated.

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Three Months Ended
	March 31, 2005	February 28, 2005	March 31, 2004
The Toronto-Dominion Bank Merger Charges
Transaction costs	$1,503	$18,148	$—
Personnel costs	890	2,285	—
Name change	24	2,061	—
Other costs	41	2,941	—

	2,458	25,435	—

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	451	673	—
Systems conversion and integration/customer communications	358	987	—
Other costs	374	211	—

	1,183	1,871	—

Foxborough Savings Bank Merger Charges
Personnel costs	1	1	—
Systems conversion and integration/customer communications	—	—	130
Other costs	8	10	27

	9	11	157

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	1	(219)	—
Systems conversion and integration/customer communications	—	12	535
Other costs	113	36	153

	114	(171)	688

Other Costs
American Financial Holdings, Inc. Merger Charges	162	117	169
First & Ocean Bancorp Merger Charges	1	1	1,040
Warren Bancorp, Inc. Merger Charges	—	—	24
Reverse auto lease reserves (Banknorth — Vermont)	—	—	(470)
Other costs	—	—	6

	163	118	769

Total merger and consolidation costs	$3,927	$27,264	$1,614

The following tables summarize activity in the accrual account for merger and consolidation costs from December 31, 2004 through March 31, 2005.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	12/31/04	at Acquisition	Costs	Payments	Adjustments	2/28/05
The Toronto-Dominion Bank Merger	$432	$—	$25,435	($2,976)	$—	$22,891
BostonFed Bancorp, Inc. Merger	—	25,764	1,871	(18,855)	27	8,807
Foxborough Savings Bank Merger	461	—	11	(14)	—	458
CCBT Financial Companies, Inc. Merger	1,966	—	(171)	(124)	—	1,671
First & Ocean Bancorp Merger	206	—	1	(3)	—	204
American Financial Holdings, Inc. Merger	—	—	117	(117)	—	—
Andover / MetroWest Merger	78	—	—	—	(78)	—

Total	$3,143	$25,764	$27,264	($22,089)	($51)	$34,031

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	02/28/05	at Acquisition	Costs	Payments	Adjustments	3/31/05
The Toronto-Dominion Bank Merger	$22,891	$—	$2,458	($20,777)	$—	$4,572
BostonFed Bancorp, Inc. Merger	8,807	—	1,183	(4,816)	(26)	5,148
Foxborough Savings Bank Merger	458	—	9	(10)	—	457
CCBT Financial Companies, Inc. Merger	1,671	—	114	(150)	—	1,635
First & Ocean Bancorp Merger	204	—	1	(1)	(203)	1
American Financial Holdings, Inc. Merger	—	—	162	(162)	—	—
Andover / MetroWest Merger	—	—	—	—	—	—

Total	$34,031	$0	$3,927	($25,916)	($229)	$11,813

Note 15 – Related Party Transactions

TD Banknorth Inc. maintains a line of credit of $110 million with TD at prevailing market terms and conditions. TD Banknorth did not have any amounts outstanding under this line of credit during the quarter ended March 31, 2005.

During March 2005, TD Banknorth entered into a $12.5 million interest rate swap agreement on certain variable rate commercial loans and a $1.0 billion interest rate swap agreement on certain variable rate consumer loans. These swap agreements were entered into with TD at prevailing market terms and conditions.

TD Banknorth maintains a commercial customer hedging program which allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap agreement with us. These interest rate swap agreements are offset by entering into simultaneous pay fixed, receive variable rate swap agreements with a third party broker/dealer, including TD Securities, Inc., a wholly-owned subsidiary of TD. We entered into $41.6 million of notional amount of these swap agreements with TD Securities, Inc. during the quarter ended March 31, 2005. These swap agreements are marked to market and are included with other assets and other liabilities on our balance sheet at fair value. Changes in fair value on both sides of these commercial interest rate swap agreements are included in net interest income.

Note 16 — Accounting Changes

The following information addresses new or proposed accounting pronouncements.

Accounting for Share-Based Payments.

     In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans over the service period. Current disclosure provisions under FAS 123 are still applicable. In addition to stock option awards granted after July 1, 2005, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the income statement. FAS 123R is effective for interim or annual periods beginning after June 15, 2005. FAS 123R was scheduled to be effective for us starting July 1, 2005. The U. S. Securities and Exchange Commission announced on April 14, 2005 the adoption of a new rule that amends the required compliance dates allowing companies to implement FAS 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005. We expect to adopt FAS 123R on January 1, 2006. Assuming employee share-based compensation awards which are anticipated to be made in October 2005 and October 2006 are granted at the same level as the awards granted in March 2005, the adoption of FAS 123R effective January 1, 2006 is expected to decrease diluted earnings per share by approximately $.05 in 2006. FAS 123R will not have a material effect on our financial condition or cash flows.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer.

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. This SOP requires that, at the date of acquisition or business combination, the excess of contractual cash flows over expected cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. This SOP is effective for impaired loans acquired in a business combination in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows. Also see Note 10 for information regarding the effects of SOP 03-3 related to the TD transaction and purchase accounting adjustments recorded on March 1, 2005.

Guidance on “Other-Than-Temporary Impairment”.

     In 2003, the Emerging Issues Task Force reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provided guidance to assess whether there have been any events or economic circumstances which indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less that the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for it to recover in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.

     In December 2004, the FASB announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and all relevant measurement and recognition requirements in other accounting literature. Companies evaluating whether an impairment is other-than-temporary under existing requirements should continue to consider the length of time a security has been impaired, the severity of the impairment and the financial condition and near-term prospects of the issue of the security.

TD BANKNORTH INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)

EXECUTIVE OVERVIEW

Method of Accounting.

We, TD Banknorth Inc., are a majority-owned subsidiary of The Toronto-Dominion Bank (“TD”) and successor to Banknorth Group, Inc. TD acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then TD acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of TD with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction meets the technical definition of a business combination, and therefore, is being accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:

•	cash paid by TD,

•	value of TD common shares issued and

•	the value of TD Banknorth Inc. shares issued.

The purchase price and related purchase accounting adjustments have been recorded in our financial statements at and for the period commencing on March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005 and for the “Successor” period beginning on March 1, 2005. Information for all dates and “Predecessor” periods prior to the acquisition on March 1, 2005 is presented using our historical basis of accounting.

To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to March 31, 2005) to present “combined” quarterly results for the three months ended March 31, 2005. A summary of the purchase accounting and fair value adjustments recorded as of March 1, 2005 in connection with the TD transaction is included in Note 2 to the unaudited consolidated financial statements. The most significant effect of the adjustments was to increase goodwill by $3.0 billion, identifiable intangible assets by $705 million and shareholders’ equity by $3.4 billion. As a result, amortization of identifiable intangible assets for March 2005 (successor period) was $9.1 million higher than it otherwise would have been under historical cost accounting. Estimated amortization expense for identifiable intangible assets for the remainder of 2005 and future years is included in Note 6 to the unaudited consolidated financial statements.

For comparative purposes, the following table sets forth selected income data on a historical basis for the periods January 1, 2005 to February 28, 2005 and March 1, 2005 to March 31, 2005, on a combined basis for the three months ended March 31, 2005 and on a historical basis for the three months ended March 31, 2004.

Table 1 — Selected Income Data

	Predecessor	Successor	Combined	Predecessor
	January 1, 2005 to	March 1, 2005 to	Three Months Ended	Three Months Ended
	February 28, 2005	March 31, 2005	March 31, 2005	March 31, 2004
Interest and dividend income:
Interest and fees on loans and leases	$176,949	$95,664	$272,613	$215,779
Interest and dividends on securities	52,670	20,758	73,428	76,873

Total interest and dividend income	229,619	116,422	346,041	292,652

Interest expense:
Interest on deposits	30,694	14,750	45,444	38,818
Interest on borrowed funds	32,654	12,814	45,468	36,225

Total interest expense	63,348	27,564	90,912	75,043

Net interest income	166,271	88,858	255,129	217,609
Provision for loan and lease losses	1,069	1,000	2,069	9,500

Net interest income after provision for loan and lease losses	165,202	87,858	253,060	208,109

Noninterest income:
Deposit services	18,359	9,823	28,182	26,153
Insurance agency commissions	8,252	5,640	13,892	13,736
Merchant and electronic banking income, net	7,751	5,363	13,114	10,404
Wealth management services	6,959	3,545	10,504	9,149
Bank-owned life insurance	4,169	1,929	6,098	5,496
Investment planning services	2,815	1,874	4,689	4,839
Net securities (losses) gains	(46,548)	(3,928)	(50,476)	3,581
Loans held for sale — Lower of cost or market adjustment	(7,500)	—	(7,500)
Change in unrealized loss on derivatives	—	(8,175)	(8,175)	—
Other noninterest income	7,617	5,280	12,897	14,859

	1,874	21,351	23,225	88,217

Noninterest expense:
Compensation and employee benefits	67,977	32,891	100,868	87,534
Occupancy	11,411	6,490	17,901	15,709
Equipment	8,440	4,397	12,837	11,890
Data processing	7,233	3,800	11,033	10,436
Advertising and marketing	4,373	2,322	6,695	7,523
Amortization of identifiable intangible assets	1,561	9,934	11,495	1,904
Merger and consolidation costs	27,264	3,927	31,191	1,614
Prepayment penalties on borrowings	6,300	3	6,303	—
Other noninterest expense	15,887	8,899	24,786	23,109

	150,446	72,663	223,109	159,719

Income before income tax expense	16,630	36,546	53,176	136,607
Provision for income taxes	6,182	12,919	19,101	46,280

Net income	$10,448	$23,627	$34,075	$90,327

Basic earnings per share			$0.19	$0.55

Diluted earnings per share			$0.18	$0.54

Weighted average shares outstanding:
Basic			183,393	162,965
Dilutive effect of stock options			1,497	3,692

Diluted			184,890	166,657

Because of the effects of accounting for the TD transaction under the purchase method effective March 1, 2005, information on a combined basis for the three months ended March 31, 2005 may not be comparable to information presented for the three months ended March 31, 2004 on a historical basis, and information presented on a historical basis at December 31, 2004 may not be comparable to information presented at March 31, 2005.

We are currently evaluating whether, in connection with our accounting for the TD transaction, to apply “push down” accounting to Banknorth, NA, our wholly-owned banking subsidiary. Under this approach, the purchase price for the TD transaction would be “pushed down” to Banknorth, NA and used to establish a new accounting basis in the separate, stand-alone financial statements of Banknorth, NA based on the fair values of the assets and liabilities of Banknorth, NA. Although the application of push-down accounting would result in certain adjustments to Banknorth, NA’s capital accounts, we believe that Banknorth, NA would continue to be a “well capitalized” institution under regulations of the Office of the Comptroller of the Currency of the United States (“OCC”) under such circumstances. The application of push-down accounting would result in the elimination of Banknorth, NA’s retained earnings for accounting purposes, however, which would reduce the amount of dividends which Banknorth, NA could pay to TD Banknorth without prior approval of the OCC because a national bank must obtain prior OCC approval to declare a dividend if the total of all dividends, including the proposed dividend, would exceed its net income of that year to date plus the retained income of the preceding two years. Based on historical accounting at March 31, 2005, Banknorth had $263 million available for dividends that could be paid to TD Banknorth without prior OCC approval; in the event of the application of push-down accounting this amount would be reduced to approximately $35 million.

Acquisitions.

During 2004 and the three months ended March 31, 2005, we acquired the three financial institutions listed below. Our financial statements include the results of these bank acquisitions since acquisition date.

Table 2 — Acquisitions

		Total Assets
	Date	at Acquisition
Acquisition	Acquired	Date
		(in millions)
BostonFed Bancorp, Inc.	1/21/2005	$1,467.8
CCBT Financial Companies, Inc.	4/30/2004	1,292.9
Foxborough Savings Bank	4/30/2004	241.8

Operations.

Diluted earnings per share was $0.18 for the three months ended March 31, 2005, compared to $0.54 for the comparable period last year. The decline was attributable to the following:

•	costs of a balance sheet deleveraging program in the first quarter of 2005 ($0.22 per diluted share), which was implemented coincident with the TD transaction,

•	merger and consolidation costs ($0.13 per diluted share), including those associated with the acquisition of 51% of our shares by TD, and additional amortization of identifiable intangible assets as a result of the new basis of accounting ($0.04 per diluted share) and

•	losses incurred as result of the termination of hedge accounting on certain derivative instruments in connection with the new basis of accounting resulting from the TD transaction ($0.03 per diluted share). These losses are expected to reverse in the second quarter of 2005.

The following were significant factors related to the results for the first quarter of 2005 compared to the first quarter of 2004.

•	In February 2005, we implemented a deleveraging program under which we sold approximately $2.9 billion of securities with a weighted average yield of 4.03 % and prepaid a similar amount of short-term borrowings, consisting of repurchase agreements and FHLB advances. In addition, $521 million of single-family residential loans were reclassified to loans held for sale, and marked down by $7.5 million to the estimated selling price. A $41.6 million after-tax loss was incurred in connection with this deleverging program in the first quarter.

•	During February and March 2005, a total of $2.2 billion notional amount of interest rate swap agreements were entered into to convert $2.2 billion of variable-rate loans into fixed-rate assets. These swap agreements mature ratably over 96 months.

•	During March 2005, we repurchased 15.3 million shares at an average cost of $31.79 per share.

•	We completed the acquisitions of BostonFed Bancorp Inc. on January 21, 2005. Acquisitions continue to be an important part of our long-term strategy for growth.

•	Net interest income increased 17% over the first quarter of last year due primarily to a $866 million (or 24%) increase in net average earning assets. The net interest margin of 3.97% for the quarter ended March 31, 2005 increased 29 basis points from the first quarter of 2004 due to the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005.

•	Income from deposit services and our fee-based businesses increased by $6.1 million (or 10%) in the aggregate due in part to acquisitions.

•	Noninterest expense increased $63.4 million, or 40%, primarily due to a $29.6 million increase in merger and consolidation costs relating primarily to the transaction with TD, a $9.6 million increase in amortization of identifiable intangible assets resulting primarily to the transaction with TD and $6.3 million in prepayment penalties on borrowings resulting from the deleveraging program mentioned above. Acquisitions and internal growth accounted for the balance of the increase.

•	Total average loans and leases increased 20% during the first quarter of 2005 compared to the first quarter of 2004 due to acquisitions and internal growth.

•	Total average deposits increased 11% during the first quarter of 2005 compared to the first quarter of 2004 primarily due to acquisitions. Excluding the effects of acquisitions, total average deposits remained flat, as increases in checking, money market and NOW account balances were offset by lower savings and certificate of deposit balances. Noninterest-bearing accounts increased 21% during the first quarter of 2005 compared to the first quarter of 2004.

Selected quarterly data, ratios and per share data are provided in Table 3.

Table 3 — Selected Quarterly Data

			Combined	Predecessor
			2005	2004
			First	Fourth	Third	Second	First
Condensed Income Statement
Interest income			$346,041	$329,846	$325,361	$309,146	$292,652
Interest expense			90,912	83,783	85,701	79,096	75,043

Net interest income	(A	)	255,129	246,063	239,660	230,050	217,609
Provision for loan and lease losses			2,069	10,670	10,670	9,500	9,500

Net interest income after provision for loan and lease losses			253,060	235,393	228,990	220,550	208,109
Noninterest income (1)	(B	)	23,225	70,591	91,513	89,476	88,217
Noninterest expense, excluding merger and consolidation costs (2)	(C	)	191,918	229,073	168,595	159,691	158,105
Merger and consolidation costs	(D	)	31,191	38,286	5,603	4,135	1,614

Income before income taxes			53,176	38,625	146,305	146,200	136,607
Income tax expense			19,101	17,927	48,534	50,353	46,280

Net income (1) (2)			$34,075	$20,698	$97,771	$95,847	$90,327

Weighted average shares outstanding:
Basic			183,393	177,071	173,271	169,637	162,965
Diluted			184,890	179,953	176,756	173,109	166,657

Basic earnings per share			$0.19	$0.12	$0.56	$0.57	$0.55
Diluted earnings per share			$0.18	$0.12	$0.55	$0.55	$0.54

Financial Ratios
Return on average assets (1) (2) (3)			0.45%	0.29%	1.33%	1.36%	1.37%
Return on average equity (1) (2) (3)			3.09%	2.66%	13.24%	13.54%	14.13%
Net interest margin (fully-taxable equivalent) (3)			3.97%	3.87%	3.68%	3.66%	3.68%
Noninterest income as a percent of total income (4)			8.34%	22.29%	27.63%	28.00%	28.85%
Efficiency ratio (1) (2) (5)			80.15%	84.43%	52.60%	51.27%	52.23%

Per Share Data
Book value per share			$36.65	$17.71	$17.50	$16.61	$16.26
Dividends per share			$0.20	$0.20	$0.20	$0.195	$0.195

(1)	Noninterest income included net securities losses of $50.0 million and $17.8 million in the first quarter of 2005 and fourth quarter of 2004, respectively, and lower of cost or market adjustments of $7.5 million in the first quarter of 2005 relating to the reclassification of $521 million of residential loans from held in portfolio to held for sale. These items were incurred as part of balance sheet deleveraging programs implemented during these periods. Noninterest income also included a change in unrealized loss on derivatives of 8.2 million in March 2005.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million and $61.5 million in the first quarter of 2005 and fourth quarter of 2004, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).

Net Interest Income

Net interest income is the difference between interest income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest revenue source. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Fully-taxable equivalent net interest income for the first quarter of 2005 increased $37.8 million, or 17%, compared to the first quarter of 2004. This increase was primarily attributable to an increase in net earning assets and, to a lesser extent, noninterest-bearing deposits were a larger share of the funding base while higher-costing certificates of deposit comprised a smaller share of the funding base.

Fully-taxable equivalent interest income increased by $53.6 million in the first quarter of 2005, as compared to the first quarter of 2004, as a result of a $2.2 billion increase in total average earning assets and, to a lesser extent, an increase in the weighted average yield on earning assets to 5.38% during the three months ended March 31, 2005 from 4.94% in the same period last year. The increase in average earning assets resulted primarily from acquisitions and was partially offset by a $2.2 billion decline from the effects of deleveraging programs.

Interest expense increased by $15.9 million in the first quarter of 2005, as compared to the first quarter of 2004, primarily as a result of an increase in the weighted average rate paid on interest-bearing liabilities from 1.48% to 1.78% during the three months ended March 31, 2004 and 2005, respectively. Interest expense in the first quarter of 2005 also increased as a result of a $1.4 billion, or 7%, increase in the average balance of interest-bearing liabilities, resulting primarily from acquisitions. The deleveraging programs reduced interest-bearing liabilities by $2.8 billion. Average deposits increased by $2.0 billion primarily from acquisitions. Excluding acquisitions, average noninterest-bearing and money market and NOW deposits increased by $594 million in the aggregate, or 5.1%, while savings and certificates of deposits and brokered deposits decreased by $684 million in the aggregate, or 8.4%.

Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, increased to 3.97% in the first quarter of 2005 from 3.68% in the first quarter of 2004 due to the $37.8 million increase in fully-taxable equivalent net interest income and the $866 million increase in net earning assets in the first quarter of 2005 as compared to the first quarter for 2004.

Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, increased to 3.68% from 3.46% on a fully-taxable equivalent basis during the three months ended March 31, 2005 and 2004, respectively, as the weighted average yield on interest-earning assets increased by 44 basis points while the weighted average rate paid on interest-bearing liabilities increased by only 22 basis points. See “Asset-Liability Management” below.

Our net interest margin in 2005 benefited from the deleveraging programs completed in October 2004 and March 2005. The deleveraging programs added approximately 40 basis points to the net interest margin for the first quarter of 2005. As part of the deleveraging program in the first quarter of 2005 which was implemented coincident with the TD transaction, we also entered into $2.2 billion of interest rate swap agreements, which increased net interest income by $2.7 million in the first quarter of 2005, as compared to the same period in the prior year.

Table 4 sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 4 — Average Balances, Yields and Rates

	Combined			Predecessor
	2005 First Quarter			2004 First Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$3,806,469	$48,796	5.13%	$2,725,221	$35,376	5.19%
Commercial real estate mortgages	6,447,894	94,777	5.96	5,540,489	78,614	5.71
Commercial business loans and leases	4,018,664	56,039	5.65	3,387,309	40,579	4.82
Consumer loans and leases	5,501,291	74,196	5.47	4,883,031	62,206	5.12

Total loans and leases	19,774,318	273,808	5.60	16,536,050	216,775	5.27
Investment securities (3)	6,316,949	73,892	4.68	7,339,247	77,352	4.22
Federal funds sold and other short-term investments	11,427	83	2.96	7,624	15	0.80

Total earning assets	26,102,694	347,783	5.38	23,882,921	294,142	4.94

Bank-owned life insurance	545,954			490,428
Goodwill	2,517,379			1,127,670
Indentifiable intangible assets	301,197			35,213
Noninterest-earning assets	1,238,280			990,795

Total assets	$30,705,504			$26,527,027

Interest-bearing deposits:
Regular savings	$2,643,204	1,881	0.29	$2,468,416	1,838	0.30
NOW and money market accounts	8,088,136	20,962	1.05	7,118,939	14,160	0.80
Certificates of deposit	4,698,450	21,967	1.90	4,660,009	22,820	1.97
Brokered deposits	65,860	634	3.90	—	—	—

Total interest-bearing deposits	15,495,650	45,444	1.19	14,247,364	38,818	1.10
Borrowed funds	6,154,440	45,468	2.99	6,048,457	36,225	2.41

Total interest-bearing liabilities	21,650,090	90,912	1.70	20,295,821	75,043	1.48

Non-interest bearing deposits	4,221,735			3,487,716
Deferred tax liability related to identifiable intangible assets	105,419			12,325
Other liabilities	250,610			159,259
Shareholders’ equity	4,477,650			2,571,906

Total liabilities and shareholders’ equity	$30,705,504			$26,527,027

Net earning assets	$4,452,604			$3,587,100

Net interest income (fully-taxable equivalent)		256,871			219,099
Less: fully-taxable equivalent adjustments		(1,742)			(1,490)

Net interest income		$255,129			$217,609

Net interest rate spread (fully-taxable equivalent)			3.68%			3.46%
Net interest margin (fully-taxable equivalent)			3.97%			3.68%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

Table 5 presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest- bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rate (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume).

Table 5 — Rate /Volume Analysis

	Three Months Ended
	March 31, 2005 (Combined) vs. Three Months Ended
	March 31, 2004 (Predecessor)
	Increase (decrease) due to
			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$42,080	$13,455	$1,498	$57,033
Investment securities	(10,638)	8,325	(1,147)	(3,460)
Federal funds sold and other short-term investments	8	41	19	68

Total interest income	31,450	21,821	370	53,641

Interest expense:
Interest-bearing deposits:
Regular savings	129	(61)	(25)	43
NOW and money market accounts	1,912	4,388	502	6,802
Certificates of deposit	187	(804)	(236)	(853)
Brokered deposits	0	0	634	634

Total interest-bearing deposits	2,228	3,523	875	6,626
Borrowed funds	630	8,650	(37)	9,243

Total interest expense	2,858	12,173	838	15,869

Net interest income (fully taxable equivalent)	$28,592	$9,648	($468)	$37,772

(1)	Volume increases include the effects of acquisitions, including the acquisitions of BostonFed Bancorp, Inc. on January 21, 2005 and Foxborough Savings Bank and CCBT Financial Companies, Inc. on April 30, 2004

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Table 6 summarizes the changes in the components of net interest income, average yields and rates paid, net interest margin and average balances during the periods indicated.

Table 6 — Analysis of Net Interest Income

	Combined	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004	Change
Components of net interest income
Income on earning assets (fully-taxable equivalent)	$347,783	$294,142	$53,641
Expenses on interest-bearing liabilities	90,912	75,043	15,869

Net interest income (fully-taxable equivalent)	256,871	219,099	37,772
Less: fully-taxable equivalent adjustments	(1,742)	(1,490)	252

Net interest income, as reported	$255,129	$217,609	$37,520

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	5.38%	4.94%	0.44%
Rate paid on interest-bearing liabilities	1.70%	1.48%	0.22%

Net interest rate spread (fully-taxable equivalent)	3.68%	3.46%	0.22%

Net interest margin (fully-taxable equivalent)	3.97%	3.68%	0.29%

Average balances
Loans	$19,774,318	$16,536,050	$3,238,268
Investment securities	6,316,949	7,339,247	(1,022,298)
Securities purchased under agreements to resell	—	—	—
Fed funds sold and other short term investments	11,427	7,624	3,803

Total earning assets	26,102,694	23,882,921	2,219,773
Total interest-bearing liabilities	21,650,090	20,295,821	1,354,269

Net earning assets	$4,452,604	$3,587,100	$865,504

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed under “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section. Because we utilize judgment in providing for estimated losses and the other reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.

We provided $2.1 million and $9.5 million for loan and lease losses in the quarters ended March 31, 2005 and 2004, respectively. The reduction in the provision for loan and lease losses in the first quarter of 2005 reflected our consistently strong asset quality, loss experience and migration analysis. Specifically, our recent favorable loss factors replaced higher historical factors, resulting in a lower required allowance level and related provision for loan and lease losses. The ratio of net charge-offs to average loans and leases was 0.21% (annualized) in both the first quarter of 2005 and 2004. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 373% at March 31, 2005, as compared to 322% at December 31, 2004 and 344% at March 31, 2004. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.

Noninterest Income

The following table presents noninterest income for the periods indicated.

Table 7 — Noninterest Income

	Combined	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,	Change
	2005	2004	Amount	Percent
Noninterest income:
Deposit services	$28,182	$26,153	$2,029	8%
Insurance agency commissions	13,892	13,736	156	1%
Merchant and electronic banking income, net	13,114	10,404	2,710	26%
Wealth management services	10,504	9,149	1,355	15%
Bank-owned life insurance	6,098	5,496	602	11%
Investment planning services	4,689	4,839	(150)	(3%)
Net securities gains	(50,476)	3,581	(54,057)	N/M
Loans held for sale — lower of cost or market adjustment	(7,500)	—	(7,500)	N/M
Change in unrealized loss on derivatives	(8,175)	—	(8,175)	N/M
Other noninterest income:
Loan fee income	6,921	5,170	1,751	34%
Covered call premiums	3,070	6,074	(3,004)	(49%)
Mortgage banking services income	1,327	3,004	(1,677)	(56%)
Venture capital write-downs	(403)	(359)	(44)	(12%)
Miscellaneous income	1,982	970	1,012	104%

Total other noninterest income	12,897	14,859	(1,962)	(13%)

Total noninterest income	$23,225	$88,217	($64,992)	(74%)

N/M	not meaningful

Deposit services income for the three months ended March 31, 2005 increased $2.0 million, or 8%, compared to the same period last year, primarily due to an increase in overdraft fees resulting from increases in the number of transactions as well as fee increases. This increase was partially offset by a decline in service charge income on business accounts resulting from the introduction of “Free Business Checking” in 2004. Acquisitions comprised a portion of the increased number of deposit accounts, increased overdraft fees and increased service charges.

Insurance agency commissions in the three months ended March 31, 2005 were essentially unchanged from the same period last year.

Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended March 31, 2005 increased $2.7 million, or 26%, compared to the same period last year. This increase was primarily due to increases in the volume of transactions processed and increased market share from acquisitions.

Wealth management services income increased $1.4 million, or 15%, in the three months ended March 31, 2005 compared to the same period last year. These increases were primarily due to an increase in assets under management, which increased to $10.5 billion at March 31, 2005 from $8.9 billion at March 31, 2004, an increase of $1.6 billion. The increase in trust assets under management was primarily due to the acquisition of CCBT in April 2004 and stock market improvements.

Income from bank-owned life insurance (“BOLI”) for the three months ended March 31, 2005 increased by $602 thousand, or 11%, from the same period last year. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain employees who have consented to allowing Banknorth, NA, our wholly-owned banking subsidiary, to be the beneficiary of such policies. The cash surrender value of our BOLI was $556.3 million at March 31, 2005 compared to $523.1 million at December 31, 2004. The $33.2 million increase was primarily comprised of amounts from acquisitions and increases in the cash surrender value of policies. Most of our BOLI is invested in the ‘general account’ of quality insurance companies. Standard and Poors rated all such general account carriers AA- or better at March 31, 2005. Investment in BOLI provides us a means to mitigate increasing employee benefit costs. For the first quarter of 2005, the average carrying value of BOLI was $546 million compared to $490 million for the first quarter of 2004.

Investment planning services income decreased $151 thousand, or 3%, compared to the same period last year primarily due to a decrease in sales of third party annuities. Investment planning services income consists primarily of commissions earned from sales of third party fixed annuities, variable annuities and mutual funds.

Net securities losses amounted to $50.5 million during the first quarter of 2005, which included a $50.2 million loss recorded in connection with the sale of $2.9 billion in securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. We recorded $3.6 million of net securities gains in the first quarter of 2004. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.

Loans held for sale –lower of cost or market adjustment amounted to $7.5 million in the first quarter of 2005. This amount is the adjustment to market value resulting from the reclassification of $521 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program in the first quarter. The sale of the $521 million of loans is expected to be completed in May 2005. We will retain the servicing on these loans.

The change in unrealized loss on derivatives of $8.2 million in the first quarter of 2005 resulted from a required change in accounting for certain interest rate swap agreements in connection with the accounting for the TD transaction under the purchase method. Through February 28, 2005, interest rate swap agreements with a notional amount of $541.5 million were accounted for as fair value hedges of certain borrowings. In addition, interest rate swap agreements with a notional amount of $1.2 billion were entered into in February 2005 and were accounted for as cash flow hedges of certain variable rate commercial loans through February 28, 2005. Under hedge accounting rules, the fair value of these interest rate swap agreements was recorded on our balance sheet with the offset recorded as an adjustment of borrowings (in the case of the fair value hedges) or shareholders’ equity — accumulated other comprehensive (in the case of cash flow hedges). On March 1, 2005, the date of completion of the TD transaction and resultant purchase accounting adjustments, these interest rate swap agreements were not re-designated as hedges, and as a result, hedge accounting for these interest rate swap agreements was no longer permitted. The $8.2 million change in unrealized loss represents the change in the fair value of these swap agreements from March 1, 2005 to March 31, 2005. On April 21, 2005, the interest rate swap agreements related to variable rate commercial loans were re-designated as hedges, and a gain of $10.1 million was recorded to reflect the change in fair value of these agreements from March 31, 2005 to April 21, 2005. The interest rate swaps related to fixed rate borrowings could not be re-designated as hedges because they do not currently meet the requirements to be considered highly effective. From March 31, 2005 to May 13, 2005 these interest rate swap agreements increased in value by $4.8 million; these interest rate swap agreements were terminated May 13, 2005.

Other noninterest income decreased $2.0 million, or 13%, in the three months ended March 31, 2005 compared to the same period last year. This decrease was primarily due to lower income from premiums on covered call options and lower mortgage banking services income, which were partially offset by increases in loan fee income. The covered call option program is managed in conjunction with the fixed income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call activity varies from quarter to quarter as interest rates, levels of market volatility and our strategic objectives for the fixed income securities portfolio change. Mortgage banking services income declined primarily due to reduced volumes of residential loan originations and loan sales in the secondary market. Loan fees for the three months ended March 31, 2005 increased primarily due to higher volumes of interest rate swap agreements sold by us to commercial loan customers to synthetically fix the interest rate on their variable rate loans. (We simultaneously enter into offsetting interest rate swap agreements with third party dealers.)

Noninterest Expense

The following table presents noninterest expense during the periods indicated.

     Table 8 — Noninterest Expense

	Combined	Predecessor
	Three Months Ended	Three Months Ended	Change
	March 31, 2005	March 31, 2005	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$100,868	$87,534	$13,334	15%
Occupancy	17,901	15,709	2,192	14%
Equipment	12,837	11,890	947	8%
Data processing	11,033	10,436	597	6%
Advertising and marketing	6,695	7,523	(828)	(11%)
Amortization of identifiable intangible assets	11,495	1,904	9,591	504%
Merger and consolidation costs	31,191	1,614	29,577	N/M
Prepayment penalties on borrowings	6,303	—	6,303	N/M
Other noninterest expense:
Telephone	3,697	3,370	327	10%
Office supplies	2,579	2,438	141	6%
Postage and freight	2,874	2,401	473	20%
Miscellaneous loan costs	1,285	514	771	150%
Deposits and other assessments	1,076	908	168	19%
Collection and carrying costs of non-performing assets	768	725	43	6%
Miscellaneous	12,507	12,753	(246)	(2%)

Total other noninterest expense	24,786	23,109	1,677	7%

Total noninterest expense	$223,109	$159,719	$63,390	40%

N/M not meaningful

Noninterest expense increased $63.4 million, or 40%, in the first quarter of 2005 compared to the same period last year. The increase in 2005 was primarily due to a $29.6 million increase in merger and consolidation costs, which was primarily related to the transaction with TD, and a $6.3 million increase in prepayment penalties on borrowings related to the first quarter deleveraging program, as well as increases in operating costs attributable to acquired banks (staff and facilities costs.)

Compensation and employee benefits expense increased $13.3 million, or 15%, in the first quarter of 2005 compared to the same period last year. This increase was primarily due to increased salaries and benefit costs, which increased primarily due to acquisitions and merit increases.

Occupancy expense increased $2.2 million, or 14%, in the first quarter of 2005 compared to the same period last year. This increase was primarily due to the expense associated with facilities from acquisitions.

Merger and consolidation costs increased $29.6 million in the first quarter of 2005 compared to the same period last year due primarily to costs incurred in connection with our transaction with TD and, to a lesser extent, our acquisition of BostonFed in January 2005. For a tabular analysis of our merger and consolidation costs, see Note 13 to the unaudited consolidated financial statements.

Other noninterest expense increased $1.7 million, or 7%, in the first quarter of 2005 compared to the same period last year. This increase was largely due to increased costs related to acquisitions and higher loan costs.

Taxes

The effective tax rate was 36% for the three months ended March 31, 2005 compared to 34% for the quarter ended March 31, 2004. The increase related primarily to non-deductible transaction expenses related to the transaction with TD. Excluding the effects of merger-related charges, the effective tax rate is expected to return to the 34% — 35% range in the second quarter.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have recently been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and intend to appeal them in accordance with administrative procedures. Although we believe that our reserves for existing and potential state tax assessments are appropriate, we estimate that the range of reasonably possible exposure over established reserves for existing and potential state tax assessments is from $0 to $13 million, after federal tax benefits. To the extent we settle these assessments for an amount greater than or less than the related reserves, the excess or deficiency will be recorded as an adjustment to goodwill.

Comprehensive Income

Our comprehensive loss amounted to $1.6 million for the quarter ended March 31, 2005 as compared to $145 million for the first quarter of 2004. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and, to a lesser extent, on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity.

Our available for sale investment portfolio had net unrealized gains (losses) of ($41.3) million, $669 thousand and $96.1 million (($26.9) million, $435 thousand and $62.5 million net of applicable income tax effects, respectively) at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and to the composition of the available for sale investment securities portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

FINANCIAL CONDITION

Our consolidated total assets increased by $3.4 billion, or 12%, from $28.7 billion at December 31, 2004 to $32.1 billion at March 31, 2005, primarily as a result of three factors. The purchase accounting adjustments recorded on March 1, 2005 in connection with the TD transaction resulted in the recognition of an additional $3.0 billion of goodwill and an additional $696 million of identifiable intangible assets. The acquisition of BostonFed Bancorp, Inc. on January 21, 2005 increased assets by approximately $1.6 billion. A deleveraging program implemented coincident with the TD transaction reduced assets by $2.9 billion.

Total average assets were $30.7 billion and $26.5 billion for the three months ended March 31, 2005 and 2004, respectively. The increase in total average assets was largely due to acquisitions, which increased average assets by approximately $2.8 billion in the three months ended March 31, 2005, as compared to the same period in 2004, as well as growth. The increase was notwithstanding the effects of the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005, which reduced average assets by approximately $2.3 billion in the first quarter of 2005 as compared to the first quarter of 2004.

Shareholders’ equity totaled $6.3 billion at March 31, 2005 and $3.2 billion at December 31, 2004, an increase of $3.1 billion. The increase was due primarily to the effects of accounting for the transaction with TD under the purchase method. See Note 2 to the unaudited Consolidated Financial Statements.

Securities

The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.

The securities portfolio (including securities classified as held to maturity) averaged $6.3 billion during the first quarter of 2005, as compared to $7.3 billion in the first quarter of 2004. The decrease in the average securities portfolio resulted primarily from the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005, which were partially offset by the effects of the acquisitions in 2004 and 2005. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of Banknorth, NA, and consists primarily of mortgage-backed securities and U.S. Government and agency securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. Substantially all securities available for sale were rated AAA or equivalently rated at March 31, 2005. The average yield on securities was 4.68% for the quarter ended March 31, 2005 compared to 4.22% for the quarter ended March 31, 2004. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at fair value. Securities available for sale had an after-tax unrealized gain (loss) of ($26.9) million and $435 thousand at March 31, 2005 and December 31, 2004, respectively. These unrealized gains (losses) do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases

Total loans and leases (including loans held for sale) averaged $19.8 billion during the first quarter of 2005, an increase of $3.2 billion, or 20%, from the first quarter of 2004. Excluding acquisitions, average loans and leases for the quarter ended March 31, 2005 were $1.1 billion, or 6%, higher than the comparable period in 2004. Average loans and leases as a percent of average earning assets was 76% during the quarter ended March 31, 2005 compared to 69% during the quarter ended March 31, 2004.

Average residential real estate loans (which include mortgage loans held for sale) of $3.8 billion during the first quarter of 2005 increased $1.1 billion from the average amount of such loans during the first quarter of last year. Excluding acquisitions, average residential loans decreased approximately $109 million, or 3%. The weighted average yield on residential real estate loans decreased from 5.19% to 5.13% during the quarters ended March 31, 2004 and 2005, respectively, primarily due to the repricing of adjustable-rate loans and the refinancing of fixed-rate loans at lower rates.

Mortgage loans held for sale amounted to $558.1 million and $51.7 million at March 31, 2005 and December 31, 2004, respectively. The increase in mortgage loans held for sale related to the designation of approximately $521 million of residential loans as loans held for sale as part of the deleveraging program implemented in the first quarter of 2005; the sale of these loans is expected to close in May 2005. In addition, we continue to sell substantially all of the conforming 30-year fixed-rate loans we originate.

Commercial real estate loans averaged $6.4 billion during the first quarter of 2005, an increase of $907 million, or 16%, from the first quarter of last year. Excluding acquisitions, average commercial real estate loans increased $345 million, or 6%, during this period. Most of our markets posted increases, with the largest increases in Massachusetts, Maine and Connecticut. The weighted average yield on commercial real estate loans during the first quarter of 2005 was 5.96%, as compared to 5.71% in the first quarter of 2004, an increase of 25 basis points. The higher yield reflects the effects of higher prevailing rates as a result of the increase in prime rates in 2004 and 2005.

Commercial business loans and leases averaged $4.0 billion during the first quarter of 2005, an increase of $631 million, or 19%, over the first quarter of 2004. Excluding acquisitions, average commercial business loans and leases increased $514 million, or 15%. Massachusetts and Maine reflected the strongest growth. The weighted average yield on commercial business loans and leases increased to 5.65% in the first quarter of 2005 from 4.82% in the first quarter of 2004. The increase in the yield was primarily due to higher rates on new loans, the upward repricing of variable-rate loans and the benefit of a $1.2 billion interest rate swap agreement entered into in February 2005.

Consumer loans and leases averaged $5.5 billion during the first quarter of 2005, an increase of $618 million, or 13%, from the first quarter of 2004. Excluding acquisitions, average consumer loans and leases increased $401 million or 8%. The growth in consumer loans was primarily in home equity loans. The weighted average yield on consumer loans and leases increased to 5.47% in the first quarter of 2005 from 5.12% in the first quarter of 2004, resulting from the upward repricing of variable rate loans and, to a lesser degree, the benefit of a $1.0 billion cash flow hedge (interest rate swap agreement) entered into in March 2005. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk.”

Deposits

Total deposits averaged $19.7 billion during the first quarter of 2005, an increase of $2.0 billion from the first quarter of 2004. This increase was primarily due to acquisitions. Noninterest-bearing accounts and money market and NOW accounts reflected the largest increases. The ratio of loans to deposits was 99% at March 31, 2005 and 97% at December 31, 2004.

Average noninterest-bearing deposits totaled $4.2 billion during the first quarter of 2005, an increase of $734 million, or 21%, from the first quarter of 2004. Excluding acquisitions, average noninterest-bearing deposits increased $404 million, or 11%.

Average interest-bearing deposits of $15.5 billion during the first quarter of 2005 increased $1.2 billion from the first quarter of 2004. Excluding acquisitions, average savings, money market and NOW accounts increased $55 million, or 1%, while certificates of deposits declined by 12%. The decline in certificates of deposit resulted from our decision to allow certain deposits priced above alternate funding costs to run off. The average rates paid on all interest-bearing deposits increased by 9 basis points from 1.10% in the first quarter of 2004 to 1.19% in the first quarter of 2005, reflecting the increase in prevailing interest rates.

Included within the deposit categories above are government banking deposits, which averaged $1.8 billion in the first quarter of 2005 and $1.5 billion in the first quarter of 2004. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Other Funding Sources

We use both short-term and long-term borrowings to balance earning asset growth. Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury. Short-term borrowings amounted to $4.2 billion and $3.8 billion at March 31, 2005 and December 31, 2004, respectively, an increase of $439 million. This increase was due primarily to debt assumed in acquisitions and lower long-term debt.

At March 31, 2005, we had a $110 million unsecured line of credit with TD. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during the three months ended March 31, 2005, or on a previous line of credit with another entity in the first quarter of 2004. We have additional borrowing capacity as more fully described under “Liquidity” below.

Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.1 billion at March 31, 2005 and $2.2 billion at December 31, 2004. The decrease of $1.1 billion related to the repayment of wholesale securities sold under repurchase agreements as part of the deleveraging program.

At March 31, 2005 and December 31, 2004, long-term FHLB borrowings amounted to $359 million and $429 million, respectively, and were collateralized primarily with first mortgage loans secured by single-family properties. These borrowings had an average cost of 4.26% during the three months ended March 31, 2005 as compared to 4.25% during the three months ended March 31, 2004.

At March 31, 2005 and December 31, 2004, long-term wholesale securities sold under repurchase agreements amounted to $0 and $1.1 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations. Wholesale securities sold under repurchase agreements were repaid during the quarter ended March 31, 2005 as part of the deleveraging program initiated in this quarter.

At March 31, 2005 and December 31, 2004, we had outstanding $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These notes had a carrying value of $148.5 million at March 31, 2005, inclusive of a $1.5 million remaining fair value adjustment recorded under the purchase method of accounting. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.

At March 31, 2005 and December 31, 2004, our consolidated borrowings included $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. These notes had a carrying value of $228.8 million at March 31, 2005, inclusive of a $28.8 million remaining fair value adjustment recorded under the purchase method of accounting. The notes qualify as Tier 2 capital for regulatory purposes.

At March 31, 2005 and December 31, 2004, we had outstanding $343.7 million and $310.7 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. At March 31, 2005, these junior subordinated debentures had a fair value adjustment of $31.0 million. See “Capital” below.

Shareholders’ Equity

Shareholders’ equity amounted to $6.3 billion at March 31, 2005, an increase of $3.1 billion from our $3.2 billion of shareholders’ equity at December 31, 2004. This increase was primarily attributable to the $3.4 billion increase resulting from accounting for the TD transaction under the purchase method. This increase more than offset the repurchase of 15.3 million shares of our common stock for $486 million in the aggregate (at an average cost of $31.79 per share) and the payment of $37.4 million of cash dividends declared on our common stock. These items were also impacted by $200 million of equity resulting from the issuance of common stock in connection with our acquisition of BostonFed, $73.7 million of equity resulting from the issuance of common stock for employee benefit plans and $1.6 million of comprehensive income.

Our retained earnings at March 31, 2005 amounted to $23.6 million, as compared to $1.7 billion at December 31, 2004. The use of the purchase method to account for the transaction with TD resulted in the elimination of our retained earnings as of March 1, 2005. We do not believe that this decrease in retained earnings will adversely affect our ability to maintain our quarterly dividend policy in the future. Dividends declared in the first quarter of 2005 were $0.20 per share compared to $0.195 per share for the same period last year.

Book value per share amounted to $36.65 and $17.71 at March 31, 2005 and December 31, 2004, respectively.

For information regarding our compliance with applicable capital requirements, see “Capital” below.

CONTRACTUAL OBLIGATIONS

In March 2005, TD Banknorth entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena will become “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, TD Banknorth agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (to be adjusted annually for inflation) each year in marketing and promoting the arena. TD has agreed with TD Banknorth to pay 50% of each of the initial fee and annual fee, as well as the annual marketing and promotional commitment, and become a formal party to the naming rights agreement, and the parties are currently working on finalizing these agreements. This future commitment has not been recorded on our balance sheet because it is being accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

In February 2005, we entered into an agreement to sell $521 million of residential real estate loans. The transaction is expected to close in the second quarter of 2005 and is not included with commitments in the table below.

The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at March 31, 2005.

Table 9 — Contractual Obligations and Other Commitments — Successor

		Payments Due By Period
		Less than	1 - 3	4 -5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,110,593	$216,706	$25,185	$159,826	$708,876
Capital lease obligations	6,637	69	584	1,315	4,669

Total long-term debt	1,117,230	216,775	25,769	161,141	713,545
Operating lease obligations	137,010	26,067	42,352	29,914	38,677
Pension plan contribution (2)	20,000	20,000	—	—	—
Other benefit plan payments - estimated	46,875	4,318	9,055	12,602	20,900
Other vendor obligations (3)	95,809	13,178	18,900	6,405	57,326

Total contractual obligations	$1,416,924	$280,338	$96,076	$210,062	$830,448

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden effective July 1, 2005 net of TD’s 50% share.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$5,128,009	$1,347,342	$255,884	$56,384	$3,468,399
Standby letters of credit	535,645	116,533	97,452	88,463	233,197
Commercial letters of credit	29,667	27,054	14	71	2,528
Commitments to originate loans	2,118,840	1,244,796	429,937	88,671	355,436
Other commitments	274,974	9,580	7,668	2,684	255,042

Total commitments	$8,087,135	$2,745,305	$790,955	$236,273	$4,314,602

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$829,404	$4,975	$46,211	$186,384	$591,834
Interest rate swaps with dealers (2)	829,404	4,975	46,211	186,384	591,834
Interest rate swaps on loans (3)	2,200,000	150,000	300,000	300,000	1,450,000
Interest rate swaps on borrowings (4)	541,500	191,500	—	150,000	200,000
Forward commitments to sell loans	76,000	76,000	—	—	—
Foreign currency rate contracts: (5)
Forward contracts with customers	40,300	36,494	3,806	—	—
Forward contracts with dealers	40,466	36,648	3,818	—	—
Foreign exchange options to purchase	42,303	27,751	14,552	—	—
Foreign exchange options to sell	42,303	27,751	14,552	—	—
Rate-locked loan commitments	45,097	45,097	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).

(2)	Offsetting swaps with dealers (Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on loans (Banknorth pays fixed, receives variable).

(4)	Swaps on borrowings (Banknorth pays variable, receives fixed).

(5)	Forward contracts for customer accommodations.

RISK MANAGEMENT

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. Our board of directors and management believe that there are seven applicable “risk categories,” consisting of credit, interest rate, liquidity, transaction, compliance, strategic and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk management perspective. In addition, an aggregate level of risk is assigned as a whole as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

Our board of directors has established our overall strategic direction and approves our overall risk policies and oversees our overall risk management process. The board has established two board committees, consisting of Audit and Board Risk Management, and has charged each committee with overseeing key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, and identifies and monitors key operational risks. The Operational Risk Committee reports to the Board Risk Management Committee on a regular basis.

CREDIT RISK MANAGEMENT

General

The Board Risk Management Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan and lease portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Results of Operations — Provision and Allowance for Loan and Lease Losses.”

Our residential loan portfolio (including loans held for sale) accounted for 20% of the total loan and lease portfolio at March 31, 2005 and 17% at December 31, 2004. Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance. At March 31, 2005, 0.22% of our residential loans were nonperforming, as compared to 0.25% at December 31, 2004 and 0.30% at March 31, 2004.

Our commercial real estate loan portfolio accounted for 32% of the total loan and lease portfolio at March 31, 2005 and 34% at December 31, 2004. This portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York. At March 31, 2005, 0.36% of our commercial real estate loans were nonperforming, as compared to 0.48% at December 31, 2004 and 0.44% at March 31, 2004.

Our commercial business loan and lease portfolio accounted for 20% of the total loan and lease portfolio at March 31, 2005 and 21% at December 31, 2004. Commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $91.2 million at March 31, 2005. We do not emphasize the purchase of participations in syndicated commercial loans. At March 31, 2005, we had $446.6 million of outstanding participations in syndicated commercial loans and had an additional $410.9 million of unfunded commitments related to these participations. At March 31, 2005, 0. 60% of our commercial business loans were nonperforming, as compared to 0.83% at both December 31, 2004 and March 31, 2004.

The following table presents the geographic distribution of our commercial loans and leases at March 31, 2005 and December 31, 2004.

Table 10 — Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	Successor	Predecesor			Successor	Predecesor
	March 31,	December 31,	Change		March 31,	December 31,	Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Massachusetts	$3,304,770	$3,085,278	$219,492	7.11%	$1,625,186	$1,569,911	$55,275	3.52%
Maine	969,776	933,677	36,099	3.87%	857,836	787,822	70,014	8.89%
New Hampshire	787,271	767,590	19,681	2.56%	540,829	564,604	(23,775)	(4.21%)
Vermont	670,383	664,063	6,320	0.95%	450,162	433,055	17,107	3.95%
Connecticut	608,430	583,907	24,523	4.20%	452,827	412,601	40,226	9.75%
New York	218,829	214,998	3,831	1.78%	167,787	160,601	7,186	4.47%

Total	$6,559,459	$6,249,513	$309,946	4.96%	$4,094,627	$3,928,594	$166,033	4.23%

Consumer loans and leases accounted for 28% of our total loan and lease portfolio at March 31, 2005 and 29% at December 31, 2004. At March 31, 2005, 0.11% of our consumer loans were nonperforming, as compared to 0.14% at December 31, 2004 and 0.13% at March 31, 2004. Vision, dental and orthodontia fee plan loans and mobile home loans continue to decline since we ceased originating those loans in the fourth quarter of 2003.

The following table presents our consumer loans and leases by type at March 31, 2005 and December 31, 2004.

Table 11 — Composition of Consumer Loans and Leases

	Successor		Predecessor
	March 31,		December 31,
	2005		2004		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity	$3,330,450	59.40%	$3,123,525	58.55%	$206,925	6.62%
Automobile	1,719,942	30.67%	1,678,817	31.48%	41,125	2.45%
Mobile home	106,001	1.89%	111,874	2.10%	(5,873)	(5.25%)
Vision, dental, and orthodontia fee plan	38,766	0.69%	49,934	0.94%	(11,168)	(22.37%)
Education	203,831	3.64%	159,314	2.99%	44,517	27.94%
Other	207,960	3.71%	210,206	3.94%	(2,246)	(1.07%)

Total	$5,606,950	100.00%	$5,333,670	100.00%	$273,280	5.12%

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.21% at March 31, 2005, 0.28% at December 31, 2004 and 0.26% at March 31, 2004. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0. 32% at March 31, 2005, 0.44% at December 31, 2004 and 0.42% at March 31, 2004. See Table 11 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets decreased to $68.9 million at March 31, 2005 from $81.1 million at December 31, 2004 and amounted to $70.6 million at March 31, 2004. The decrease at March 31, 2005 compared to December 31, 2004 was primarily due to the application of $21.4 million of specific reserves to the carrying value of certain nonperforming commercial loans in accordance with the purchase method of accounting.

We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection, workout and asset management functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net loan charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.

The following table presents information regarding our nonperforming assets for the last five quarters.

Table 12 — Nonperforming Assets

	Successor	Predecessor
	2005	2004
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans and leases:
Residential real estate loans	$8,614	$7,846	$7,274	$7,870	$7,990
Commercial real estate loans (1)	23,553	29,948	33,249	27,951	24,619
Commercial business loans and leases (2)	24,520	32,421	18,573	23,636	28,978
Consumer loans and leases	6,229	7,344	6,827	5,685	6,267

Total nonaccrual loans and leases	62,916	77,559	65,923	65,142	67,854

Other nonperforming assets:
Other real estate owned, net of related reserves	3,925	1,878	698	398	389
Repossessions, net of related reserves	2,087	1,666	1,358	1,627	2,311

Total other nonperforming assets	6,012	3,544	2,056	2,025	2,700

Total nonperforming assets	$68,928	$81,103	$67,979	$67,167	$70,554

Accruing loans and leases 90 days or more overdue	$5,041	$5,254	$5,018	$4,142	$7,929

Total nonperforming loans as a percentage of total loans and leases(3)	0.32%	0.42%	0.36%	0.36%	0.41%
Total nonperforming assets as a percentage of total assets	0.21%	0.28%	0.23%	0.23%	0.26%
Total nonperforming assets as a percentage of total loans and leases (3) and total other nonperforming assets	0.35%	0.44%	0.37%	0.37%	0.42%

(1)	As of March 1, 2005, specific reserves of $6.9 million were applied to reduce the individual loan balances on impaired commercial business loans and leases.

(2)	As of March 1, 2005, specific reserves of $14.5 million were applied to reduce the individual loan balances on impaired commercial real estate loans.

(3)	Total loans and leases exclude residential real estate loans held for sale.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At March 31, 2005, we had $5.0 million of accruing loans which were 90 days or more delinquent, as compared to $5.3 million at December 31, 2004 and $7.9 million at March 31, 2004. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

Net Charge-offs

Net charge-offs amounted to $10.1 million during the three months ended March 31, 2005, as compared to $8.5 million during the three months ended March 31, 2004. Net charge-offs represented 0.21% of average loans and leases outstanding for the quarters ended March 31, 2005 and 2004.

The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

Table 13 — Allowance for Credit Losses

	Combined	Predecessor
	2005 First	2004 Fourth	2004 Third	2004 Second	2004 First
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$243,152	$242,885	$247,620	$233,297	$232,287
Additions due to acquisitions	14,494	—	—	13,665	—

Charge-offs:
Residential real estate mortgages (1)	65	(4)	101	(25)	(55)
Commercial real estate mortgages	5,551	216	4	172	221
Commercial business loans and leases	2,069	7,531	4,458	5,460	2,711
Consumer loans and leases	6,738	6,494	7,566	7,434	8,405

Total loans and leases charged off	14,423	14,237	12,129	13,041	11,282

Recoveries:
Residential real estate mortgages	8	5	15	17	17
Commercial real estate mortgages	1,519	703	534	835	667
Commercial business loans and leases	1,524	1,937	1,519	2,073	926
Consumer loans and leases	1,257	1,189	1,256	1,274	1,182

Total loans and leases recovered	4,308	3,834	3,324	4,199	2,792

Net charge-offs	10,115	10,403	8,805	8,842	8,490

Transfer for off-balance sheet loan commitments (2)	—	—	(6,600)	—	—
Provision for loan and lease losses	2,069	10,670	10,670	9,500	9,500
Specific reserves applied to reduce impaired loan carrying values (3)	(21,435)	—	—	—	—

Allowance for loan and lease losses at end of period (2)	$228,165	$243,152	$242,885	$247,620	$233,297

Total Allowances for Credit Losses:
Allowance for loan and lease losses	$228,165	$243,152	$242,885
Liability for unfunded credit commitments (2)	6,707	6,600	6,600

Total Allowances for Credit Losses	$234,872	$249,752	$249,485

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (4)	0.21%	0.22%	0.19%	0.20%	0.21%
Ratio of allowance for credit losses to total loans and leases at end of period (2)	1.20%	1.34%	1.36%	1.37%	1.40%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	373%	322%	378%	380%	344%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (4):
Residential real estate mortgages	0.006%	(0.001%)	0.011%	(0.006%)	(0.011%)
Commercial real estate mortgages	0.254%	(0.031%)	(0.034%)	(0.045%)	(0.032%)
Commercial business loans and leases	0.055%	0.576%	0.305%	0.370%	0.211%
Consumer loans and leases	0.404%	0.396%	0.483%	0.496%	0.593%

Total portfolio loans and leases at end of period (4)	19,649,943	18,592,994	18,410,791	18,110,312	16,623,612
Total nonperforming loans and leases at end of period	62,916	77,559	65,923	65,142	67,854
Average loans and leases outstanding during the period (4)	19,561,761	18,515,595	18,263,613	17,484,997	16,511,538

(1)	Residential real estate charge-offs include estimates of charge-offs and reversals of prior period estimates, which may result in negative charge-offs.

(2)	During the third quarter of 2004, we reclassified the portion of our allowance for credit losses related to unfunded credit commitments from the allowance for loan and lease losses to a separate liability account. The liability for unfunded credit commitments previously included in the allowance for loan and and lease losses was $5.4 million and $5.1 million as of June 30, 2004 and March 31, 2004, respectively.

(3)	In connection with the TD transaction, $21.4 million of the allowance for loan and lease losses related to impaired commercial loans was transferred in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to reduce the carrying value of impaired commercial loans.

(4)	Excludes residential real estate loans held for sale.

Potential Problem Loans

In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $139 million at March 31, 2005 and $138 million at December 31, 2004. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

Analysis and Determination of the Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level determined to be adequate by management to absorb probable losses inherent in the loan and lease portfolio. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on management’s ongoing evaluation. As discussed under “Critical Accounting Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we exercise judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management — Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.

The allowance for loan and lease losses amounted to $228.2 million at March 31, 2005 and $243.2 million at December 31, 2004. The $15.0 million decrease was attributable to (i) the transfer of $21.4 million of specific reserves on impaired loans from the allowance for loan and lease losses and applied to reduce the carrying amount of the impaired loans (in accordance with SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” and as a result of the TD transaction and related purchase accounting adjustments) and (ii) net charge-offs of $10.1 million during the first quarter of 2005. These items were partially offset by $14.5 million of general reserves which were acquired in connection with the acquisition of BostonFed and the provision of $2.1 million for loan and lease losses in the first quarter of 2005. Net charge-offs represented 0.21% of average loans and leases outstanding for the quarters ended March 31, 2005 and 2004. The ratio of the allowance for credit losses to nonperforming loans was 373% at March 31, 2005 and 322% at December 31, 2004. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.20% at March 31, 2005 compared to 1.34% at December 31, 2004.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals, and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the state presidents of our banking subsidiary.

Interest Rate Risk

Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets, as well as in our non-maturity deposits. Residential mortgage-related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equity securities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.

In addition to directly impacting mortgage asset and deposit cash flows, interest rate changes could affect (i) the amount of loans originated and sold by us, (ii) the level and composition of deposits, (iii) the ability of borrowers to repay adjustable or variable rate loans, (iv) the average maturity of loans and investments, (v) the rate of amortization of premiums paid on securities, capitalized mortgage servicing rights, deferred fees and purchase accounting adjustments, (vi) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115, and the resultant ability to realize gains on the sale of such securities and (vii) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in earnings.

Assessment and Measurement

     The overall objective of interest rate risk management is to deliver consistent net interest income growth and returns on equity over a wide range of possible interest rate environments. To that end, management focuses on (i) key interest rate risk metrics and assessment of our exposure to this risk, (ii) a careful review and consideration of modeling assumptions and (iii) asset and liability management strategies that help attain the corporate goals and objectives adopted by our board of directors.

     The primary objective of interest rate risk management is to control our estimated exposure to interest rate risk within limits and guidelines established by the ALCO and approved by our board of directors. These limits and guidelines reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements. In addition, we evaluate interest rate risk based on ongoing business risk measures, liquidation or run-off measures of assets and liabilities on our balance sheet and stress test measures. Ongoing measurements and runoff analysis provide management with information concerning day-to-day operations. Stress testing shows the impact of very extreme but lower probability events. The combination of these measures gives management a comprehensive view of possible risks to future earnings and long-term equity value. We attempt to control interest rate risk by identifying, quantifying and, where appropriate, hedging our exposure to these risks.

Net Interest Income Sensitivity

     Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess the interest rate risk of our ongoing business. Management believes that net interest income sensitivity gives us the best perspective on how day-to-day decisions affect our interest rate risk profile. We subject estimated net interest income over a 12-month period to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run monthly and include scenarios where market rates are “shocked” up and down, scenarios where market rates gradually change or “ramp” up and down and scenarios where the slope of the market yield curve changes. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as the percentage variance of the net interest income simulations to the base simulation results. Results for the gradual “ramps” are compared to policy guidelines and are disclosed in the interest rate risk results below.

As indicated in Table 14, assuming a gradual 100 and 200 basis point increase in interest rates starting on March 31, 2005, we estimate that our net interest income in the following 12 months would decrease by 0.64% and 1.90%, respectively. This is because in the event of an upward shift in rates, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than will total interest-bearing liabilities. Also as indicated in Table 14, assuming a gradual 100 and 200 basis point decrease in interest rates starting on the same date, we estimate that our net interest income in the following 12 months would increase by 0.48% and decrease by 0.19%, respectively. These results are dependent on material assumptions such as interest rate movements, product pricing and customer behavior.

Table 14 – Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease
March 31, 2005	(1.90%)	(0.64%)	0.48%	(0.19%)

December 31, 2004	(2.13%)	(0.68%)	0.20%	(1.51%)

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at March 31, 2005 and December 31, 2004.

2005 Asset-Liability Management Actions

The most significant factors affecting market risk exposure of net interest income during the quarter ended March 31, 2005 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the prepayment speeds of mortgage assets, (iii) the addition of $2.2 billion of interest rate swap agreements fixing the cash flows of certain variable-rate loans tied to LIBOR or Prime, (iv) the approximately $3.4 billion deleveraging program implemented in the first quarter of 2005, which included the designation of $521 million of single-family residential loans as held for sale and the sale of $2.4 billion of mortgage-backed securities and $500 million of securities of US federal agencies, and (v) the repurchase of 15.3 million shares of our common stock through March 31, 2005.

The Federal Reserve Board continued to raise short-term interest rates by increasing the federal funds target 0.50% to 2.75% at the end of the first quarter. Year-end federal funds forecasts currently range from 4.00% to 4.50%. The 10-year U. S. Treasury yield was up approximately 21 basis points for the quarter ended March 31, 2005, as compared to the quarter ended December 31, 2004, and up approximately 64 basis points from March 31, 2004. Mortgage rates increased in line with the 10-year U.S. Treasury yield, with our 30-year conforming single-family residential mortgage rate up about 0.25%. As a result, the yield curve used to measure interest income sensitivity has flattened considerably. Table 14 incorporates the estimated net impact of these changes, as well as planned 2005 activity, the deleveraging program in the first quarter of 2005 and the acquisition of BostonFed on our net interest income assuming various changes in interest rates.

Derivative Instruments

Purpose and Benefits

Derivative financial instruments are important tools that we use to manage our interest rate risk and help our customers manage theirs. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps, interest rate corridor agreements and forward security sales, among other instruments.

The following table summarizes our derivative positions at March 31, 2005.

Table 15 – Derivative Positions

Asset-Liability Management Positions

	Notional Amount Maturing						Fair
Successor - March 31, 2005	2005	2006	2007	2008	Thereafter	Total	Value
Interest rate contracts
Pay variable, receive fixed – borrowings	$191,500	$—	$—	$150,000	$200,000	$541,500	$(12,368)
Pay variable, receive fixed – loans	206,250	275,000	275,000	275,000	1,168,750	2,200,000	(14,215)

Forward commitments to sell loans	76,000	—	—	—	—	76,000	(539)

Customer-related Positions

	Notional Amount Maturing						Fair
Successor - March 31, 2005	2005	2006	2007	2008	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$2,000	$13,250	$19,450	$55,622	$739,081	$829,403	$3,021
Pay fixed, receive variable	2,000	13,250	19,450	55,622	739,081	829,403	(3,021)
Foreign currency rate contracts
Forward contracts with customers	33,485	6,815	—	—	—	40,300	(1,923)
Forward contracts with dealers	33,632	6,834	—	—	—	40,466	1,759
Foreign exchange options to purchase	27,751	14,552	—	—	—	42,303	1,083
Foreign exchange options to sell	27,751	14,552	—	—	—	42,303	(1,083)

Rate-locked loan commitments (1)	45,097	—	—	—	—	45,097	40

(1)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.

Asset-Liability Management Positions

At March 31, 2005, a total of $541.5 million notional amount of interest-rate swap contracts to hedge the fair value of certain fixed-rate borrowings were outstanding. The effect of these interest-rate swaps is to synthetically convert fixed-rate borrowings to variable rates over the life of the interest-rate swap contract. Interest expense on borrowings was reduced by $0.7 million and $2.6 million during the three months ended March 31, 2005 and 2004, respectively, as a result of these interest-rate swap agreements. Through February 28, 2005, the interest-rate swap contracts were designated as hedges of the fair value of $200 million of subordinated debt (7.625% due 2011), $150.0 million of senior notes (3.75% due 2008) and $191.5 million of FHLB advances (weighted average rate of 5.26% maturing through September 2005). Effective March 1, 2005, and as a result of the TD transaction and related purchase accounting adjustments, these swaps no longer qualified for fair value hedge accounting.

At March 31, 2005, a total of $2.2 billion of interest-rate swap contracts to hedge the cash flows of certain variable-rate loans were outstanding. The effect of these interest rate-swap contracts is to synthetically convert variable rate loans to fixed rates over the 8-year life of the interest-rate swap contract. Interest income on loans increased by $2.7 million during the three months ended March 31, 2005 as a result of these interest-rate swap contracts. Through February 28, 2005, $1.2 billion of these interest-rate swap contracts were designated as hedges of the cash flows of commercial loans tied to one-month LIBOR. In March 2005, we entered into $1.0 billion notional amount of interest rate swap contracts related to prime-based home equity lines of credit. Effective March 1, 2005, and as a result of the TD transaction and related purchase accounting adjustments, the $1.2 billion of swaps related to LIBOR-based commercial loans no longer qualified for fair value hedge accounting. There were no interest-rate swap agreements related to variable rate loans accounted for as cash flow hedges in the prior year.

We manage the interest rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by purchasing mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market generally will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover 70% to 90% of 30-year fixed-rate loans which are currently closed or are anticipated to close. Purchased mortgage-backed security options are also used to hedge rate-locked loans.

The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

Table 16 – Average Balances of Loans Held for Sale and Related Hedges

	Combined	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Residential mortgage loans held for sale	$40,177	$37,858
Rate-locked loan commitments	43,454	48,961
Forward sales contracts	69,933	75,600

Customer-related Positions

Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the three months ended March 31, 2005, we recorded a total notional amount of $133.1 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 16 include both the customer and offsetting dealer transactions.

Foreign Exchange or Market Risk

Our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these credit-worthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

LIQUIDITY

Our Board Risk Management Committee establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective, as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities, yield and rate scenarios and loan and deposit forecasts to minimize funding risk. Other factors affecting our ability to meet liquidity needs include variations in the markets served and general economic conditions. We have various funding sources available to us on a parent-only basis as well as through our banking subsidiary, as outlined below.

Parent Company

On a parent-only basis at March 31, 2005, our debt service requirements consisted primarily of $374.5 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued by us or acquired entities to seven affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 5.74% to 11.30% at March 31, 2005. At the same date, annual debt service payments on these borrowings amounted to approximately $35.5 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. At March 31, 2005, our subsidiary bank had $263 million available for dividends that could be paid without prior regulatory approval, which would be reduced in the event of application of “push-down” accounting, as discussed under “Executive Overview — Method of Accounting.” In addition, the parent company had $85.8 million in cash or cash equivalents at March 31, 2005.

Banking Subsidiary

For our banking subsidiary, Banknorth, NA, liquidity represents the ability to fund asset growth and accommodate deposit withdrawals and meet other funding requirements. Liquidity risk is the risk that Banknorth, NA cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional retail deposits, Banknorth, NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

We continually monitor and forecast our liquidity position. There are several interdependent methods which we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingency funding plans.

At March 31, 2005, Banknorth, NA had in the aggregate $4.0 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 20% of retail deposits, as compared to a current policy minimum of 10% of deposits.

Also at March 31, 2005, Banknorth, NA had in the aggregate “potentially volatile funds” of $3.3 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

At March 31, 2005, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 121%, which exceeded our policy minimum of 100%.

In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the level of our liquidity is sufficient to meet current and future funding requirements.

CAPITAL

At March 31, 2005, shareholders’ equity amounted to $6.3 billion, or 19.8% of total assets, compared to $3.2 billion, or 11.1% of total assets at December 31, 2004. This $3.1 billion increase was primarily attributable to the purchase accounting adjustments recorded in connection with the TD transaction that resulted in a $3.4 billion increase to shareholders’ equity on March 1, 2005, the date of the transaction, as well as a $3.0 billion increase to goodwill, a $696 million increase to identifiable intangible assets, and a $246 million increase in deferred tax liabilities related to identifiable intangible assets, which more than offset a $70 million decrease in other net assets. The goodwill and identifiable intangible assets (net of related deferred taxes) are not includable in capital for the calculation of regulatory capital ratios. Other changes in capital during the three months ended March 31, 2005 were due to the share repurchase program, unrealized losses on securities available-for-sale, earnings and proceeds from the exercise of stock options.

We paid a cash dividend of $0.20 per share on our common stock during the first quarter of 2005 compared to $0.195 per share in the first quarter last year.

We repurchased 15.3 million shares of our common stock at an aggregate cost of $486.4 million, or an average of $31.79 per share, during the first quarter of 2005. This completed our share repurchase program.

Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain capital ratios, set forth below. At March 31, 2005, TD Banknorth Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 17 – Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2005
TD Banknorth Inc. – Successor
Total capital (to risk-weighted assets)	$2,171,441	10.13%	$1,715,156	8.00%	$456,285	2.13%
Tier 1 capital (to risk-weighted assets)	1,707,719	7.97%	857,578	4.00%	850,141	3.97%
Tier 1 leverage capital ratio (to average assets) (1)	1,707,719	6.29%	1,085,193	4.00%	622,526	2.29%
Banknorth, NA
Total capital (to risk-weighted assets)	$2,220,677	10.38%	1,710,853	8.00%	509,824	2.38%
Tier 1 capital (to risk-weighted assets)	1,761,722	8.24%	855,426	4.00%	906,296	4.24%
Tier 1 leverage capital ratio (to average assets) (1)	1,761,722	6.51%	1,083,156	4.00%	678,566	2.51%

December 31, 2004
Banknorth Group, Inc. – Predecessor
Total capital (to risk-weighted assets)	$2,510,570	12.13%	$1,655,428	8.00%	$855,142	4.13%
Tier 1 capital (to risk-weighted assets)	2,060,335	9.96%	827,714	4.00%	1,232,621	5.96%
Tier 1 leverage capital ratio (to average assets)	2,060,335	7.58%	1,087,190	4.00%	973,145	3.58%
Banknorth, NA
Total capital (to risk-weighted assets)	2,387,678	11.57%	1,650,894	8.00%	736,784	3.57%
Tier 1 capital (to risk-weighted assets)	1,941,151	9.41%	825,447	4.00%	1,115,704	5.41%
Tier 1 leverage capital ratio (to average assets)	1,941,151	7.16%	1,084,507	4.00%	856,644	3.16%

(1)	The Tier 1 leverage capital ratio at March 31, 2005 is estimated.

Net risk-weighted assets were $21.4 billion for each of TD Banknorth Inc. and Banknorth NA at March 31, 2005 and $21.3 billion and $20.6 billion for each of TD Banknorth Inc. and Banknorth, NA at December 31, 2004.

At March 31, 2005, we operated seven affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at March 31, 2005.

Table 18 – Affiliated Trusts

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call	Call
Name	Date	Securities	Securities	Debentures (1)	Rate	Date	Date	Price

Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027	2/1/2007	104.53%
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027	5/1/2007	105.26%
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011	105.10%
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	5.74%	7/31/2031	7/31/2006	107.50%
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007	100.00%
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/19/2010	105.65%
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010	100.00%

				343,736
Remaining fair value adjustment				30,963

		$332,275	$11,461	$374,699

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

At March 31, 2005, trust preferred securities amounted to 21.2% of TD Banknorth Inc.’s Tier 1 capital. Pursuant to FIN 46 ®, the trusts which issued capital securities are no longer consolidated with TD Banknorth and these securities therefore are no longer considered a minority interest in a consolidated subsidiary for accounting purposes. However, pursuant to a supervisory letter sent by the Federal Reserve Board to all bank holding companies in July 2003, TD Banknorth has continued to include trust preferred securities in its Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Under the final regulation, commencing on March 31, 2009, the aggregate amount of restricted core capital elements (which include qualifying trust preferred securities, as well as qualifying cumulative perpetual preferred stock and Class B and Class C minority interests in consolidated subsidiaries, as defined) may not exceed 25% (15% for internationally active bank holding companies) of a bank holding company’s core capital elements (which consist of qualifying common stockholders’ equity, qualifying non-cumulative preferred stock and Class A minority interests in subsidiaries, as defined), net of goodwill less any associated deferred tax liability. The new test is more restrictive than the current limit for trust preferred securities, which does not deduct goodwill prior to calculating the 25% limit, and is likely to reduce the ability of some bank holding companies, particularly those that have completed significant purchase acquisitions, to include trust preferred securities in Tier 1 capital. In addition, effective March 31, 2009, the final rule limits the amount of qualifying trust preferred securities and Class C minority interests in excess of the restricted core capital limit that can be included in Tier 2 capital by providing that the amount of such elements, together with subordinated debt (other than mandatory convertible debt) and limited life preferred stock, that may be included in Tier 2 capital is limited to 50% of Tier 1 capital. The final rule also provides that during the last five years prior to maturity of the underlying subordinated note or debentures, trust preferred securities must be treated as limited-life preferred stock, excluded from Tier 1 capital and amortized it out of Tier 2 capital at the rate of 20% per year. Under the new regulation, until March 31, 2009, the aggregate amount of trust preferred securities and qualifying cumulative perpetual preferred stock that a bank holding company may include in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholder’s equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interests in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. Until the same date, amounts of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock in excess of this limit may be included in Tier 2 capital. We believe that the final regulation will not affect our ability to continue to qualify as “well capitalized” under Federal Reserve Board regulations.

At March 31, 2005 and December 31, 2004, our consolidated borrowings included $228.8 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 28.64% at March 31, 2005 compared to 22.6% at December 31, 2004 and 25.1% at March 31, 2004. The increase from December 31, 2004 was largely due to the effects of the share buyback program in 2005 and we expect the ratio to drop back below 25% within 12 to 18 months.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2004 Annual Report on Form 10-K, we have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of related goodwill and other intangible assets, accounting for pension plans and accrued income taxes. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies. During the quarter ended March 31, 2005, we entered into interest rate swaps with a notional amount of $2.2 billion. Due to the increased levels of derivatives we have entered into and the complex nature of derivative financial instruments, we have identified accounting for derivatives and hedging activities as a critical accounting policy, as described below.

Accounting for Derivatives and Hedging Activities

We use various derivative financial instruments to assist in managing our interest-rate risk and help our customers manage theirs. These derivative financial instruments are accounted for at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, we might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair value of the derivative instrument must flow through the consolidated statements of income in other noninterest income, which would result in greater volatility in our earnings.

IMPACT OF NEW ACCOUNTING STANDARDS

For information on the impact of new accounting standards, see Note 16 to the unaudited Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis – Asset-Liability Management” is incorporated herein by reference.

Item 4. Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, TD Banknorth Inc. and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against TD Banknorth Inc. and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against TD Banknorth Inc. and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of TD Banknorth Inc. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on Banknorth’s consolidated results of operations in any future reporting period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) – (b) Not applicable.

     (c) The following table sets forth information with respect to any purchase made by or on behalf of TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of TD Banknorth common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
January 1-31, 2005	—	—	—	2,853,200
February 1-28, 2005	—	—	—	15,300,000
March 1-31, 2005	15,300,000	$31.79	15,300,000	—

(1)	In February 2005, our board of directors approved a program to repurchase up to 15,300,000 shares of TD Banknorth common stock (inclusive of the amount which remained from previously-authorized share repurchases).

Item 3. Defaults Upon Senior Securities – not applicable.

Item 4. Submission of Matters to a Vote of Security Holders -

(a)	A special meeting of shareholders of Banknorth Group, Inc. was held on February 18, 2005 (“Special Meeting”).

(b)	Not applicable.

(c)	There were 178,559,086 shares of common stock eligible to be voted in the Special Meeting and 128,676,825 shares were represented in the meeting by the holders thereof, which constituted a quorum. There were no broker non-votes for any of the proposals. The items voted upon at the Special Meeting and vote for each proposal were as follows:

1. Proposal to approve an Amended and Restated Agreement and Plan of Merger, dated as of August 25, 2004, among The Toronto-Dominion Bank, Berlin Merger Co., a wholly-owned subsidiary of The Toronto-Dominion Bank, Banknorth Group, Inc. and Banknorth Delaware Inc., a wholly-owned subsidiary of Banknorth, and the transactions contemplated thereby.

FOR	AGAINST	ABSTAIN
114,247,422	13,356,451	1,072,952

2. Proposal to approve the reincorporation of Banknorth Group, Inc. from Maine to Delaware as provided by the merger agreement, which, among other things, will result in the inapplicability of Sections 1109 and 1110 of the Maine Business Corporation Act, antitakeover provisions which restrict business combinations between Banknorth Group, Inc. and a significant shareholder and which give Banknorth Group, Inc.’s shareholders the right to demand payment of the fair value of their shares from a person or entity which becomes a significant shareholder.

FOR	AGAINST	ABSTAIN
111,689,496	16,093,780	893,548

3. Proposal to approve the governance and other provisions of the post-transaction certificate of incorporation of Banknorth Delaware Inc. (which will be the successor to Banknorth Group, Inc. following the completion of the transaction), and the result of the vote taken was as follows:

A.	Proposal to approve provisions authorizing the Class B common stock, which will be held by TD and will facilitate its exercise of control of the board of directors as majority shareholder of Banknorth Delaware Inc.

FOR	AGAINST	ABSTAIN
111,016,695	16,800,982	859,150

B.	Proposal to approve provisions relating to the composition and powers of the board of directors of Banknorth Delaware Inc. and its committees, which will facilitate TD’s ability to control the board and its committees.

FOR	AGAINST	ABSTAIN
108,530,953	19,338,181	807,691

C.	Proposal to approve a provision which permits action by less than unanimous written consent of shareholders in some circumstances.

FOR	AGAINST	ABSTAIN
110,013,291	17,749,113	914,419

D.	Proposal to approve a provision which increases the ownership threshold required for shareholders to call a special meeting of shareholders.

FOR	AGAINST	ABSTAIN
106,824,576	20,813,907	1,038,341

E.	Proposal to approve the elimination of Banknorth Group, Inc’s classified board and elect all directors annually.

FOR	AGAINST	ABSTAIN
116,038,436	11,811,463	826,928

F.	Proposal to approve the elimination of the “fair price” provision in Banknorth Group, Inc.’s articles of incorporation.

FOR	AGAINST	ABSTAIN
111,391,322	16,050,650	1,237,223

G.	Proposal to approve the elimination of the super-majority voting requirements in Banknorth Group, Inc.’s articles of incorporation relating to charter amendments.

FOR	AGAINST	ABSTAIN
113,318,467	14,150,430	1,208,724

H.	Proposal to approve the elimination of the provision in Banknorth Group, Inc.’s articles of incorporation requiring the board of directors to consider the interests of non-shareholder constituencies.

FOR	AGAINST	ABSTAIN
113,346,328	14,218,087	1,112,411

I.	Proposal to include a provision in the post-transaction certificate of incorporation which limits the ability of Banknorth Delaware Inc. to adopt antitakeover provisions that are inconsistent with TD’s rights under the stockholders agreement.

FOR	AGAINST	ABSTAIN
113,196,309	14,277,325	1,203,303

J.	Proposal to include a provision in the post-transaction certificate of incorporation by which Banknorth Delaware Inc. opts out of coverage under Section 203 of the Delaware General Corporation Law, a statute which restricts business combinations between corporations and their significant shareholders.

FOR	AGAINST	ABSTAIN
113,584,507	13,854,620	1,237,694

K.	Proposal to approve the grant to TD, under the stockholders agreement, of the right to subscribe for additional securities of Banknorth Delaware Inc. in order to maintain its ownership percentage, in lieu of providing TD preemptive rights in the post-transaction certificate of incorporation as permitted by the Delaware General Corporation Law, and the right to contribute additional capital in return for additional shares of Banknorth Delaware Inc. common stock.

FOR	AGAINST	ABSTAIN
113,100,267	14,469,578	1,107,080

L.	Proposal to approve a provision which allocates corporate opportunities between Banknorth Delaware Inc. and TD.

FOR	AGAINST	ABSTAIN
113,775,704	13,754,226	1,147,170

Item 5. Other Information – not applicable.

Item 6. Exhibits.

     The following exhibits are filed as part of this report.

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2 Certification of Chief Financial Officer under 18 U.S.C. § 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TD BANKNORTH INC.

Date: May 16, 2005	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: May 16, 2005	By:	/s/ Stephen J. Boyle

Stephen J. Boyle
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1 Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2 Certification of Chief Financial Officer under 18 U.S.C. § 1350.