Form 10-Q
period 2005-06-30
TD BANKNORTH INC.
filed 2005-08-09
CIK 1304994

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51179
TD BANKNORTH INC.
(Exact name of Registrant as specified in its charter)

Delaware	01-0437984

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Portland Square, Portland, Maine	04112

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
The number of shares outstanding of the Registrant’s common stock as of July 31, 2005 is:

Common stock, par value $.01 per share	173,537,008

(Class)	(Outstanding)
Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	Successor	Predecessor
	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$793,345	$541,994
Federal funds sold and other short-term investments	6,393	2,312
Securities available for sale	4,143,013	6,728,523
Securities held to maturity (fair value of $75,304 and $87,507 at June 30, 2005 and December 31, 2004, respectively)	74,856	87,013
Loans held for sale	53,318	51,693
Loans and leases:
Residential real estate mortgages	3,259,283	3,081,217
Commercial real estate mortgages	6,698,632	6,249,513
Commercial business loans and leases	4,272,272	3,928,594
Consumer loans and leases	5,798,475	5,333,670

Total loans and leases	20,028,662	18,592,994
Less: Allowance for loan and lease losses	228,168	243,152

Net loans and leases	19,800,494	18,349,842

Premises and equipment, net	308,018	300,120
Goodwill	4,550,679	1,365,780
Identifiable intangible assets	727,442	50,376
Bank-owned life insurance	560,942	523,129
Other assets	765,835	687,028

Total assets	$31,784,335	$28,687,810

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,661,337	$2,546,018
Money market and NOW accounts	7,977,996	7,907,513
Certificates of deposit	4,681,623	4,484,370
Brokered deposits	73,489	576
Noninterest-bearing deposits	4,570,156	4,289,104

Total deposits	19,964,601	19,227,581
Short-term borrowings	3,605,978	3,729,252
Long-term debt	1,152,696	2,261,453
Deferred tax liability on identifiable intangible assets	269,517	17,632
Other liabilities	318,047	275,778

Total liabilities	25,310,839	25,511,696

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 188,426,630 in 2005 and 191,672,502 in 2004)	1,884	1,917
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2005)	—	—
Paid-in capital	6,835,110	1,763,572
Retained earnings	84,564	1,677,802
Unearned compensation	(1,881)	—
Treasury stock, at cost (15,020,712 shares in 2005 and 12,374,515 shares in 2004)	(477,251)	(265,020)
Accumulated other comprehensive income (loss)	31,070	(2,157)

Total shareholders’ equity	6,473,496	3,176,114

Total liabilities and shareholders’ equity	$31,784,335	$28,687,810

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2004
Interest and dividend income:
Interest and fees on loans and leases	$288,817	$225,530	$384,482	$176,949	$441,309
Interest and dividends on securities	53,630	82,212	73,481	51,183	157,962

Total interest and dividend income	342,447	307,742	457,963	228,132	599,271

Interest expense:
Interest on deposits	48,127	39,514	62,875	30,694	78,332
Interest on borrowed funds	41,692	39,582	54,506	32,654	75,807

Total interest expense	89,819	79,096	117,381	63,348	154,139

Net interest income	252,628	228,646	340,582	164,784	445,132
Provision for loan and lease losses	3,597	9,500	4,597	1,069	19,000

Net interest income after provision for loan and lease losses	249,031	219,146	335,985	163,715	426,132

Noninterest income:
Deposit services	31,751	27,260	41,576	18,359	53,412
Insurance agency commissions	13,604	12,278	19,244	8,252	26,014
Merchant and electronic banking income, net	14,727	13,069	20,090	7,751	23,474
Wealth management services	10,395	9,870	13,940	6,959	19,019
Bank-owned life insurance	6,107	6,275	8,034	4,169	11,771
Investment planning services	5,462	5,146	7,335	2,815	9,985
Net securities (losses) gains	1,439	3,355	(2,488)	(46,548)	6,936
Loans held for sale — Lower of cost or market adjustment	386	—	386	(7,500)	—
Change in unrealized loss on derivatives	14,840	—	6,664	—	—
Other noninterest income	18,561	13,627	24,749	9,104	29,610

	117,272	90,880	139,530	3,361	180,221

Noninterest expense:
Compensation and employee benefits	105,096	87,005	137,987	67,977	174,538
Occupancy	18,066	15,699	24,557	11,411	31,408
Equipment	12,982	11,813	17,379	8,440	23,703
Data processing	11,618	10,018	15,419	7,233	20,455
Advertising and marketing	8,087	6,303	10,408	4,373	13,827
Amortization of identifiable intangible assets	31,656	2,084	41,591	1,561	3,988
Merger and consolidation costs	5,368	4,135	9,295	27,264	5,748
Prepayment penalties on borrowings	—	—	3	6,300	—
Other noninterest expense	27,460	26,769	36,357	15,887	49,877

	220,333	163,826	292,996	150,446	323,544

Income before income tax expense	145,970	146,200	182,519	16,630	282,809
Provision for income taxes	50,375	50,353	63,296	6,182	96,636

Net income	$95,595	$95,847	$119,223	$10,448	$186,173

Basic earnings per share	$0.55	$0.57	$0.68	$0.06	$1.12

Diluted earnings per share	$0.55	$0.55	$0.68	$0.06	$1.10

Weighted average shares outstanding:
Basic	173,428	169,637	175,181	184,964	166,318
Dilutive effect of stock options	833	3,472	858	1,783	3,585

Diluted	174,261	173,109	176,039	186,747	169,903

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total
Balances at December 31, 2004 (Predecessor)	179,298	$1,917	$1,763,572	$1,677,802	$—	($265,020)	($2,157)	$3,176,114

Net income	—	—	—	10,448	—	—	—	10,448
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	2,463	2,463
Unrealized gains (losses) on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income (loss)								5,197

Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825

Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368

Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	($201,141)	($7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	($2,256)	$—	$—	$6,836,115

Net income				119,223				119,223
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax							16,974	16,974
Unrealized gains (losses)on cash flow hedges, net of reclassification adjustment and net of tax							14,096	14,096

Comprehensive income (loss)								150,293

Treasury stock issued for employee benefit plans, including tax benefit of $0.5 million	278		(1,377)			9,157		7,780

Treasury stock purchased	(15,300)					(486,408)		(486,408)

Decrease in unearned compensation					375			375

Cash dividends declared ($0.20 per share)	—	—	—	(34,659)	—	—	—	(34,659)

Balances at June 30, 2005 (Successor)	173,406	$1,884	$6,835,110	$84,564	($1,881)	($477,251)	$31,070	$6,473,496

Balances at December 31, 2003 (Predecessor)	162,188	$1,823	$1,435,005	$1,508,292	$—	($430,608)	$6,007	$2,520,519

Net income	—	—	—	186,173	—	—	—	186,173
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(98,127)	(98,127)
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	70	70

Comprehensive income								88,116

Common stock issued for acquisitions	9,193	92	298,008	—	—	—	—	298,100
Treasury stock issued for employee benefit plans, including tax benefit of $5.1 million	1,165	—	293	—	—	24,976	—	25,269

Cash dividends declared ($0.39 per share)	—	—	—	(65,312)	—	—	—	(65,312)

Balances at June 30, 2004 (Predecessor)	172,546	$1,915	$1,733,306	$1,629,153	$—	($405,632)	($92,050)	$2,866,692

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	February 28, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$119,223	$10,448	$186,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,597	1,069	19,000
Depreciation of banking premises and equipment	16,260	7,807	21,749
Net amortization of premium and discounts	3,533	3,703	13,963
Amortization of intangible assets	41,591	1,561	3,988
Provision for deferred tax expense	9,500	2,000	6,700
Unearned compensation	375	—	—
Net losses (gains) realized from sales of securities and loans	1,814	46,548	(8,447)
Lower of cost or market adjustment on loans held for sale	—	7,500	—
Prepayment penalties on borrowings	—	6,300	—
Net losses (gains) realized from sales of loans held for sale	7,113	(616)	(1,345)
Increase in cash surrender value of bank owned life insurance	(6,292)	(4,169)	(11,771)
Proceeds from sales of loans held for sale	655,489	72,258	237,696
Residential loans originated and purchased for sale	(161,999)	(58,800)	(253,997)
Change in fair value on derivatives	(4,788)	—	—
Net decrease (increase) in other assets	43,242	47,443	(4,446)
Net increase (decrease) in other liabilities	27,154	(42,559)	(6,489)

Net cash provided by operating activities	756,812	100,493	202,774

Cash flows from investing activities:
Proceeds from sales of securities available for sale	397,059	83,271	1,427,594
Proceeds from sales of securities as part of deleveraging program	374,488	2,461,701	—
Proceeds from maturities and principal repayments of securities available for sale	354,540	190,117	724,848
Purchases of securities available for sale	(500,556)	(969,979)	(2,736,856)
Proceeds from maturities and principal repayments of securities held to maturity	7,487	4,670	20,448
Net increase in loans and leases	(505,743)	(222,430)	(788,361)
Proceeds from sales of portfolio loans	60,157	—	37,097
Net (additions) decrease to premises and equipment	(14,010)	798	(13,940)
Proceeds from policy coverage on bank-owned life insurance	—	141	—
Cash paid for acquisitions, net of cash acquired	—	130,685	48,681

Net cash provided by (used in) investing activities	173,422	1,678,974	(1,280,489)

Cash flows from financing activities:
Net (decrease) increase in deposits	(187,188)	(160,662)	252,601
Net increase in short-term borrowings	251,621	2,102,739	1,136,358
Payments on short-term borrowings as part of deleveraging program	(374,491)	(1,461,701)	—
Proceeds from long-term debt	446	8,467	10,340
Payments on long-term debt	(55,234)	(474,664)	(331,280)
Payments on long-term debt as part of deleveraging program	—	(1,006,300)	—
Treasury stock issued for employee benefit plans	7,780	71,368	25,269
Purchase of treasury stock	(486,408)	—	—
Cash dividends paid to shareholders	(34,659)	(37,383)	(65,312)

Net cash (used in) provided by financing activities	(878,133)	(958,136)	1,027,976

Increase (Decrease) in cash and cash equivalents	52,101	821,331	(49,739)
Cash and cash equivalents at beginning of period	747,637	(73,694)	674,331

Cash and cash equivalents at end of period	$799,738	$747,637	$624,592

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$27,924,518	$1,469,630	$1,804,566
Fair value of liabilities assumed	25,626,026	1,422,658	1,417,562

Interest paid	$117,559	$68,238	$153,902
Income taxes (received) paid	(5,572)	(779)	65,126

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(In thousands, except per share data and as noted) (Unaudited)
Note 1 — Basis of Presentation
We, TD Banknorth Inc., are a majority-owned subsidiary of The Toronto-Dominion Bank (“TD”) and successor to Banknorth Group, Inc. TD acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then TD acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of TD with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore, was accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:
•	cash paid by TD,

•	value of TD common shares issued and

•	the value of TD Banknorth Inc. shares issued.
The purchase price and related purchase accounting adjustments have been recorded in our financial statements at and for the periods commencing March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005 and for the “successor” periods beginning on March 1, 2005. Information for all dates and “predecessor” periods prior to the acquisition on March 1, 2005 is presented using our historical basis of accounting. Although the TD transaction was consummated as of the close of business on March 1, 2005, for practical considerations all purchase accounting and fair value adjustments were calculated based on February 28, 2005 month- end balances and the results of operations for March 1, 2005 are included in the successor period. Had the purchase accounting and fair value adjustments been calculated based on March 1, 2005 end of day balances, the adjustments would have been substantially the same as those calculated based on February 28, 2005 month- end balances.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. In prior filings, we have included federal funds purchased as part of cash and cash equivalents. We no longer include these funds as cash and cash equivalents for cash flow reporting purposes. Except as noted above, we have not changed our significant accounting and reporting policies from those disclosed in our 2004 Annual Report on Form 10-K. There have been no significant changes in the methods or assumptions used in the accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the unaudited consolidated financial statements have been included herein. The results of operations for the interim periods of 2005 presented herein are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2005. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Note 2 — Accounting for the Transaction with The Toronto-Dominion Bank
As discussed in Note 1, the form of the transaction with TD required that transaction be accounted for as a purchase business combination and the assets and liabilities of the predecessor company adjusted to fair value as of the date of completion of the transaction. Accordingly, the purchase price was allocated to the assets and liabilities assumed based on their estimated fair values at the March 1, 2005 transaction date, as summarized below:

Implied Purchase Price
Value of TD common shares exchanged (1)	$1,806,535
Cash consideration (including cash in lieu of fractional shares)	2,306,947
Value of 49% of TD Banknorth shares exchanged (2)	2,686,802
Fair value of TD Banknorth stock options	35,831

Total implied purchase price	6,836,115

Allocation of the Implied Purchase Price
Predecessor stockholders’ equity as of March 1, 2005	3,415,121
Predecessor goodwill and intangible assets	(1,565,293)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	109,630
Loan relationship intangibles	95,826
Core deposit intangibles	566,000
Other identifiable intangibles	105,612
Deferred income taxes on identifiable intangible assets	(272,056)
Other assets	12,172
Fixed maturity deposits	(46,790)
Borrowings	(59,731)
Pension and post-employment benefit plans	(93,546)
Other liabilities	31,547

Fair value of net assets acquired	2,298,492

Estimated goodwill resulting from the transaction (3)	$4,537,623

(1)	Based on 188,428,501 Banknorth shares times exchange ratio of 0.2351 times $40.78, the closing price of the TD common shares on March 1, 2005.

(2)	Based on 188,428,501 Banknorth shares times 49% times $29.10, the opening price of the TD Banknorth common stock on March 2, 2005.

(3)	Adjustments of $13.1 million were recorded in the second quarter of 2005. See Note 6.
In the second quarter of 2005, the estimated fair values initially assigned to assets and liabilities were adjusted by $13.1 million and as a result, goodwill increased by the same amount. The primary adjustment related to a higher tax rate used to estimate the deferred tax liability on purchase accounting adjustments. TD Banknorth expects that additional adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed may be recorded in future periods, although such adjustments are not expected to be significant. It is expected that none of the goodwill will be deductible for income tax purposes.
Note 3 — Acquisitions
Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed since January 1, 2004. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable			Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price

BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$138.2	$13.2	$0.3	6.2	$200.2
CCBT Financial Companies, Inc.	4/30/2004	1,292.9	108.5	175.5	19.4	—	9.2	298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	61.6	2.2	88.9	—	88.9
On January 21, 2005, we acquired BostonFed Bancorp, Inc. (“BostonFed”) for a total purchase price of $200.2 million. The purchase price was comprised of 6,154,155 shares of our common stock and $0.3 million in cash. The total value of the shares issued was $199.9 million, calculated based on the average closing price of our common stock for the period commencing two trading days before, and ending two trading days after, June 21, 2004, the date of the merger agreement. The purchase price was allocated to the fair value of the assets acquired ($1.5 billion), liabilities assumed ($1.4 billion), identifiable intangible assets ($13.2 million) and goodwill ($138.2 million).
Note 4 — Stock Compensation Plans
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

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2004
Net income, as reported	$95,595	$95,847	$119,223	$10,448	$186,173
Deduct total stock-based employee compensation expense determined under fair value based method, net of related tax effects:
Effect of accelerated vesting of stock options in connection with the TD transaction				(9,293)
All other	(2,227)	(4,513)	(2,373)	(2,159)	(8,555)

Proforma net income (loss)	$93,368	$91,334	$116,850	($1,004)	$177,618

Earnings per share
Basic — As reported	$0.55	$0.57	$0.68	$0.06	$1.12
Proforma	$0.54	$0.54	$0.67	($0.01)	$1.07
Diluted — As reported	$0.55	$0.55	$0.68	$0.06	$1.10
Proforma	$0.54	$0.53	$0.66	($0.01)	$1.04

In addition to stock options, TD Banknorth granted 662,390 restricted stock units under the 2003 Equity Incentive Plan in March 2005. The restricted stock units will be settled in cash and will vest three years from the date of grant. TD Banknorth recorded $1.6 million of compensation expense during the three months ended June 30, 2005 related to these restricted stock units. TD Banknorth also granted 145,920 of performance-based restricted stock units under the 2003 Equity Incentive Plan in March 2005. The restricted stock units will be settled in cash and will vest on December 31, 2007. TD Banknorth recorded $540 thousand of compensation expense during the three months ended June 30, 2005 related to these restricted stock units.
TD Banknorth granted 514,958 restricted stock units under the 2005 Performance Based Restricted Share Unit Plan in March 2005. The restricted stock units will be settled in cash and will vest three years from the date of grant. TD Banknorth recorded $2.6 million of compensation expense during the three months ended June 30, 2005 related to these restricted stock units.
TD Banknorth also granted an aggregate of 28,000 shares of restricted stock to non-employee directors of TD Banknorth under the 2003 Equity Incentive Plan related to the TD transaction. TD Banknorth recorded $857 thousand of merger related expense during the three months ended June 30, 2005 due to this grant.
Note 5 — Securities Available for Sale
The following table presents the fair value of investments with continuous unrealized losses for less than one year and more than one year at June 30, 2005.

	Successor
	Less than one year			More than one year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U. S. Government obligations and obligations of U.S. Government agencies and corporations	4	$1,268	($1)	—	$—	$—	4	$1,268	($1)
Tax exempt bonds and notes	95	70,514	(109)	—	—	—	95	70,514	(109)
Other bonds and notes	46	76,744	(416)	—	—	—	46	76,744	(416)
Mortgage-backed securities	566	645,139	(3,853)	—	—	—	566	645,139	(3,853)
Collateralized mortgage obligations	18	100,348	(72)	—	—	—	18	100,348	(72)
Equity securities	10	273	(61)	—	—	—	10	273	(61)

	739	$894,286	($4,512)	—	$—	$—	739	$894,286	($4,512)

As a result of the TD transaction and related purchase accounting adjustments recorded on March 1, 2005, all unrealized gains and/or losses on investment securities were reclassified as basis adjustments of the individual securities as of March 1, 2005. Accordingly, at June 30, 2005 there were no unrealized losses in a continuous unrealized loss position for more than four months.
For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear nominal credit risk. U.S. Government agencies securities are believed by management to have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities having a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with security ratings of at least AA.
As of June 30, 2005, $171.2 million of investments in the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank were reclassified from securities available for sale to other assets. The classification of these investments as other assets is consistent with the reporting requirements of our principal banking regulators. All prior periods presented have been adjusted to conform to the current presentation.

Note 6 — Goodwill and Other Intangible Assets
The following table sets forth the carrying amount of goodwill and identifiable intangible assets during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles
Balance, December 31, 2004 (Predecessor)	$1,365,780	$43,723	$6,653	$50,376
Recorded during the period	140,006	13,172	—	13,172
Amortization expense	—	(1,237)	(324)	(1,561)
Adjustments of purchase accounting estimates	(2,479)	—	—	—

Balance, February 28, 2005 (Predecessor)	1,503,307	55,658	6,329	61,987
Reversal of prior intangibles in connection with the TD transaction	(1,503,307)	(55,658)	(6,329)	(61,987)
Recorded in connection with the TD transaction	4,537,623	566,000	201,438	767,438

Balance, March 1, 2005 (Successor)	4,537,623	566,000	201,438	767,438
Amortization expense	—	(35,664)	(5,927)	(41,591)
Change in deferred tax rate on intangible assets	12,279	—	—	—
Adjustments of purchase accounting estimates	777	—	1,595	1,595

Balance, June 30, 2005 (Successor)	$4,550,679	$530,336	$197,106	$727,442

Estimated Annual Amortization Expense:
Remaining 2005	—	$53,500	$8,437	$61,937
2006	—	96,167	16,134	112,301
2007	—	74,833	15,403	90,236
2008	—	61,833	14,354	76,187
2009	—	51,667	13,723	65,390
thereafter	—	192,336	129,055	321,391
The following table sets forth the components of identifiable intangible assets at June 30, 2005.

	Successor
	June 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$566,000	$35,664	$530,336
Loan relationship intangibles	95,826	1,823	94,003
Other identifiable intangibles	107,207	4,104	103,103

Total	$769,033	$41,591	$727,442

As of June 30, 2005, there was a total of $269.5 million of deferred tax liabilities related to identifiable intangible assets. Both the identifiable intangible assets and related deferred tax liability increased significantly on March 1, 2005 due to the purchase accounting adjustments recorded in connection with the TD transaction.
Note 7 — Short-term Borrowings
Short-term borrowings are all borrowings with an original maturity of one year or less. The following table sets forth short-term borrowings at the dates indicated.

	Successor	Predecessor
	June 30, 2005	December 31, 2004
Securities sold under agreements to repurchase — retail	$1,206,202	$1,165,905
Federal funds purchased	1,045,900	618,000
Treasury, tax and loan notes	52,427	375,347
Federal Home Loan Bank advances	1,301,449	1,570,000

	$3,605,978	$3,729,252

Note 8 — Long-term Debt
The following table sets forth long-term debt (debt with original maturities of more than one year) at the dates indicated.

	Successor	Predecessor
	June 30, 2005	December 31, 2004
Federal Home Loan Bank advances	$306,420	$428,825
Securities sold under agreements to repurchase — wholesale	—	1,100,000
Securities sold under agreements to repurchase — retail	91,903	68,571
Junior subordinated debentures issued to affiliated trusts	371,356	310,746
Subordinated debt 7.625%, due 2011	227,625	200,000
Senior notes 3.75%, due 2008	148,666	149,810
Hedge-related basis adjustments on long-term debt	—	(4,420)
Other long-term debt	6,726	7,921

Total	$1,152,696	$2,261,453

Borrowings callable by the lender amounted to $95.0 million and $105.0 million at June 30, 2005 and December 31, 2004, respectively.
Note 9 — Comprehensive Income
The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax
Change in:
Unrealized gain (loss) on securities available for sale	$68,932	($24,120)	$44,812	($231,586)	$81,058	($150,528)
Unrealized gain (loss) on cash flow hedges	37,997	(14,594)	23,403	881	(309)	572
Reclassification adjustment for losses (gains) realized in net income	(15,314)	5,360	(9,954)	(4,203)	1,471	(2,732)

Net change in unrealized gains (losses)	$91,615	($33,354)	$58,261	($234,908)	$82,220	($152,688)

	Successor			Predecessor			Predecessor
	March 1, 2005 to			January 1, 2005 to			Six Months Ended
	June 30, 2005			February 28, 2005			June 30, 2004
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax	Amount	Effect	Tax
Change in:
Unrealized gain (loss) on securities available for sale	$23,626	($8,269)	$15,357	($42,769)	$14,975	($27,794)	($144,028)	$50,412	($93,616)
Unrealized gain (loss) on cash flow hedges	37,554	(14,439)	23,115	(7,851)	(48)	(7,899)	7	(3)	4
Reclassification adjustment for losses (gains) realized in net income	(11,387)	3,985	(7,402)	46,834	(16,392)	30,442	(6,839)	2,394	(4,445)

Net change in unrealized gains (losses)	$49,793	($18,723)	$31,070	($3,786)	($1,465)	($5,251)	($150,860)	$52,803	($98,057)

Note 10 — Allowance for Loan and Lease Losses
In connection with the TD transaction, and in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”)03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on March 1, 2005 $21.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of the impaired loans.
The loans acquired by TD Banknorth that are within the scope of SOP 03-3 are not accounted for using the income recognition model of the SOP because the timing of cash flows expected to be collected can not be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income is recognized on the cost recovery method in connection with these loans.
The following table summarizes acquired impaired loans at June 30, 2005:

Contractually required principal payments receivable at March 1, 2005	$84,078
Cash flows expected to be collected at March 1, 2005	42,925
Basis in acquired loans at March 1, 2005	42,925
Carrying value of loans at June 30, 2005	25,102
Note 11 — Balance Sheet Deleveraging
Coincident with the TD transaction, TD Banknorth implemented a balance sheet deleveraging program under which $2.9 billion of investment securities were sold and the proceeds from these sales were used to prepay borrowings. In addition, single-family residential mortgage loans with a carrying value of $519 million were reclassified to Loans Held for Sale in February 2005 and were sold in May 2005, with the servicing being retained by TD Banknorth. These deleveraging transactions resulted in a $50.2 million pre-tax loss on sale of securities, a $7.1 million pre-tax loss to record the single-family residential mortgage loans at the lower of cost or market value and a $6.3 million pre-tax charge for prepayment penalties on borrowings.
In connection with the deleveraging program, TD Banknorth entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. These agreements were designed to synthetically convert variable rate loans to fixed-rate assets. At March 31, 2005, a total of $1.0 billion of these agreements were designated to hedge the cash flows associated with prime-based home equity lines of credit and accounted for as cash flow hedges, while $1.2 billion of these agreements were undesignated and accounted for as trading derivatives. On April 21, 2005, these $1.2 billion undesignated interest rate swap agreements were designated to hedge the cash flows associated with LIBOR-based commercial loans, and are being accounted for using cash flow hedge accounting beginning on that date.
Note 12 — Other Noninterest Income
The following table sets forth other noninterest income during the periods indicated.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2004
Loan fee income	$8,891	$8,516	$11,263	$4,549	$13,686
Covered call premiums	1,058	2,305	2,716	1,412	8,379
Mortgage banking services income	2,330	332	2,734	923	3,337
Venture capital gains (write-downs)	10	(166)	(96)	(297)	(524)
Miscellaneous income	6,272	2,640	8,132	2,517	4,732

Total	$18,561	$13,627	$24,749	$9,104	$29,610

As of June 30, 2005, $171.2 million of investments in the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank were reclassified from securities available for sale to other assets. The related interest income was also reclassified from interest and dividends on securities to miscellaneous income. The classification of these investments as other assets is consistent with the reporting requirements of our principal banking regulators. All prior periods presented have been adjusted to conform to the current presentation.
The following table presents the significant components of mortgage banking services income during the periods indicated.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2004
Mortgage banking services income
Gains on sales and fee income	$1,741	$595	$2,193	$460	$3,065
Net effect of derivatives	82	(536)	(165)	159	(205)

	1,823	59	2,028	619	2,860
Residential mortgage servicing income	507	273	706	304	477

	$2,330	$332	$2,734	$923	$3,337

Note 13 — Pension and Other Postretirement Plans
The following table presents the amount of net periodic benefit cost recognized for the periods indicated.
Components of net periodic benefit cost

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2005
Qualified Pension
Service cost	$3,552	$2,784	$4,736	$2,369	$5,568
Interest cost	3,378	3,331	4,504	2,253	6,662
Expected return on plan assets	(5,508)	(4,828)	(7,344)	(3,671)	(9,656)
Amortization of prior service cost	—	2	—	1	4
Amortization of transition obligation	—	(64)	—	(39)	(128)
Amortization of net loss	—	1,066	—	809	2,132

Net periodic benefit cost	1,422	2,291	1,896	1,722	4,582

Nonqualified Pension
Service cost	215	99	287	106	198
Interest cost	563	405	751	305	810
Amortization of prior service cost	298	43	430	39	86
Amortization of transition obligation	—	3	—	2	6
Amortization of net loss	—	50	—	84	100

Net periodic benefit cost	1,076	600	1,468	536	1,200

Total net periodic benefit cost — pensions plans	$2,498	$2,891	$3,364	$2,258	$5,782

Other Postretirement Benefits
Service cost	$57	$40	$76	$37	$80
Interest cost	321	353	428	215	706
Amortization of prior service cost	—	35	—	23	70
Amortization of transition obligation	—	98	—	65	196
Amortization of net loss	—	99	—	35	198

Net periodic benefit cost — other
postretirement benefit plans	$378	$625	$504	$375	$1,250

As a result of purchase accounting adjustments recorded as of March 1, 2005, unrecognized actuarial losses and unrecognized transition obligations on pension and other benefit plans as of February 28, 2005 were written off. Accordingly, there is no amortization on these items after March 1, 2005. Unamortized prior service costs were also written off except for amounts related to new postretirement benefits originating on March 1, 2005, of which $298 thousand was amortized during the period March 1, 2005 to June 30, 2005.
We expect to contribute approximately $20 million to our pension plans in 2005, none of which is required to satisfy minimum funding requirements. The discretionary contribution is anticipated to be paid in

December after final review of the 2005 pension obligation and, as in prior years, is expected to be paid entirely in cash.
The Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law in December 2003 and introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) we have determined that the benefits we provide are at least actuarially equivalent to Medicare Part D. The effects of the federal subsidy resulted in an actuarial gain which was fully recognized in the purchase accounting for the transaction with TD.
Note 14 — Merger and Consolidation Costs
The following table summarizes merger and consolidation costs for the periods indicated.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2004
The Toronto-Dominion Bank Merger Charges
Transaction costs	$—	$—	$1,503	$18,148	$—
Personnel costs	1,764	—	2,654	2,285	—
Name change	2,177	—	2,201	2,061	—
Other costs	18	—	59	2,941	—

	3,959	—	6,417	25,435	—

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	284	—	735	673	—
Systems conversion and integration/customer communications	273	—	631	987	—
Other costs	584	2	958	211	2

	1,141	2	2,324	1,871	2

Foxborough Savings Bank Merger Charges
Personnel costs	—	217	1	1	217
Systems conversion and integration/customer communications	—	410	—	—	540
Other costs	—	51	8	10	77

	—	678	9	11	834

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	1	903	2	(219)	903
Systems conversion and integration/customer communications	—	1,645	—	12	2,180
Other costs	197	808	310	36	961

	198	3,356	312	(171)	4,044

Other Costs
American Financial Holdings, Inc. Merger Charges	27	18	189	117	187
First & Ocean Bancorp Merger Charges	18	73	19	1	1,113
Warren Bancorp, Inc. Merger Charges	—	5	—	—	29
Reverse auto lease reserves (Banknorth — Vermont)	—	—	—	—	(470)
Other costs	25	3	25	—	9

	70	99	233	118	868

Total merger and consolidation costs	$5,368	$4,135	$9,295	$27,264	$5,748

The following tables summarize activity in the accrual account for merger and consolidation costs from December 31, 2004 through June 30, 2005.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	12/31/04	at Acquisition	Costs	Payments	Adjustments	2/28/05
The Toronto-Dominion Bank Merger	$432	$—	$25,435	($2,976)	$—	$22,891
BostonFed Bancorp, Inc. Merger	—	25,764	1,871	(18,855)	27	8,807
Foxborough Savings Bank Merger	461	—	11	(14)	—	458
CCBT Financial Companies, Inc. Merger	1,966	—	(171)	(124)	—	1,671
First & Ocean Bancorp Merger	206	—	1	(3)	—	204
American Financial Holdings, Inc. Merger	—	—	117	(117)	—	—
Andover / MetroWest Mergers	78	—	—	—	(78)	—

Total	$3,143	$25,764	$27,264	($22,089)	($51)	$34,031

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	02/28/05	at Acquisition	Costs	Payments	Adjustments	6/30/05
The Toronto-Dominion Bank Merger	$22,891	$—	$6,417	($24,976)	$—	$4,332
BostonFed Bancorp, Inc. Merger	8,807	—	2,324	(6,676)	(2,229)	2,226
Foxborough Savings Bank Merger	458	—	9	(10)	(457)	0
CCBT Financial Companies, Inc. Merger	1,671	—	312	(449)	(769)	765
First & Ocean Bancorp Merger	204	—	19	(19)	(204)	—
American Financial Holdings, Inc. Merger	—	—	189	(189)	—	—
Andover / MetroWest Mergers	—	—	25	(25)	—	—

Total	$34,031	$0	$9,295	($32,344)	($3,659)	$7,323

Note 15 — Earnings Per Share
The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following options to purchase shares. These options were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	February 28, 2005	June 30, 2004
Antidilutive effect of options outstanding	2,139	6	1,624	—	2
Note 16 — Related Party Transactions
TD Banknorth participates in various transactions with TD and its affiliates (“TD”). These transactions are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth as those prevailing at the time for similar non-affiliate transactions. These transactions include interest rate swap agreements, foreign exchange activities, international services, cost reimbursements, referral fees and intercompany deposits and borrowings. Amounts due to and from TD and off-balance sheet transactions with TD at June 30, 2005 were as follows:

June 30, 2005
Cash and due from banks	$2,720
Other assets
Positive fair value marks on derivatives	17,134
Accounts receivable	891
Borrowings under $110 million line of credit	—
Other liabilities-negative fair value mark on derivatives	4,955
Off-balance sheet transactions (notional amounts)
Interest rate swaps	1,197,212
Foreign exchange forward contracts	4,621

The effect on pre-tax income from transactions with TD was $7.9 million for the three months ended June 30, 2005 and $9.8 million for the six months ended June 30, 2005, largely due to the income amounts recorded on interest rate swap agreements which are accounted for as cash flow hedges.
TD Banknorth and TD have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of TD. Services covered by the Stewardship Agreement include participation in TD senior management meetings, participation in TD strategic planning sessions, monthly financial reporting in TD format, corporate rebranding, BASEL II planning, monitoring of intercompany activities and assistance in various TD corporate initiatives. TD Banknorth bills TD monthly under the Stewardship Agreement. Monthly billings under this agreement have averaged approximately $0.6 million since March 2005.
In March 2005, TD Banknorth entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena will become “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, TD Banknorth agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (each to be adjusted annually for inflation) each year in marketing and promoting the arena. TD is a formal party to this agreement and has agreed to pay the owner 50% of each of the initial fee and annual fee, as well as the annual marketing and promotional commitment. This future commitment has not been recorded on our balance sheet because it is being accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”
Note 17 — Accounting Changes
The following information addresses new or proposed accounting pronouncements.
Accounting for Share-Based Payments
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
Accounting for Certain Loan or Debt Securities Acquired in a Transfer
     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. This SOP requires that, at the date of acquisition or business combination, the excess of contractual cash flows over expected cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for impaired loans acquired. This SOP is effective for impaired loans acquired in a business combination in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows. Also see Note 10 for information regarding the effects of SOP 03-3 related to the TD transaction and purchase accounting adjustments recorded on March 1, 2005.
Guidance on “Other-Than-Temporary Impairment”
     In 2003, the Emerging Issues Task Force reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provided guidance to assess whether there have been any events or economic circumstances which indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for it to recover in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.
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
     In June 2005, the FASB issued FASB Staff Position EITF 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Board has delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. During the period of delay, an entity holding investments should continue to apply relevant “other-than-temporary guidance. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The proposed FSP EITF Issue 03-1-a will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1.
Accounting Changes and Error Corrections
     In June 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“FAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. FAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. FAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
Note 18 – Subsequent Event
On July 11, 2005, Hudson United Bancorp (“Hudson”), TD Banknorth and, solely with respect to Article X thereof, TD entered into a definitive agreement and plan of merger which sets forth the terms and conditions under which Hudson will merge with and into TD Banknorth for a combination of cash and TD Banknorth common stock and TD Banknorth will concurrently sell shares of TD Banknorth common stock to TD to fund payment of the aggregate cash merger consideration. Under the terms of the merger agreement, each outstanding share of Hudson will be converted into the right to receive cash and/or TD Banknorth common stock, in ether case having a value equal to $21.07 plus the product of 0.7247 times the average closing price of the TD Banknorth common stock during a ten-trading day period ending on the fifth trading day prior to the closing date for the merger. Hudson United shareholders will be entitled to elect to receive the merger consideration in the form of TD Banknorth common stock, cash, or a combination of TD Banknorth common stock and cash, subject to proration because the total amount of cash consideration payable in the merger is fixed at $941.8 million. The definitive agreement has been approved by the directors of both TD Banknorth and Hudson. The transaction is subject to all required regulatory approvals, approval of the shareholders of Hudson and TD Banknorth and other customary conditions. The transaction is expected to close in the first quarter of 2006 with operational integration to follow soon thereafter.
The cash portion of the transaction will be financed through TD Banknorth’s sale of 29.6 million shares of TD Banknorth common stock to TD at a price of $31.79 per share. On a proforma basis, based on the number of TD Banknorth shares outstanding as of June 30, 2005, TD’s percentage ownership of TD Banknorth will decrease slightly after giving effect to the transaction.
Hudson had $9.2 billion of assets and $535.0 million of shareholders’ equity at June 30, 2005.

TD BANKNORTH INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)
EXECUTIVE OVERVIEW
Method of Accounting
We, TD Banknorth Inc., are a majority-owned subsidiary of The Toronto-Dominion Bank (“TD”) and successor to Banknorth Group, Inc. TD acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then TD acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of TD with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore, was accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:
•	cash paid by TD,

•	value of TD common shares issued and

•	the value of TD Banknorth Inc. shares issued.
The purchase price and related purchase accounting adjustments have been recorded in our financial statements at and for the periods commencing on March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005 and used for the “successor” periods beginning on March 1, 2005. Information for all dates and “predecessor” periods prior to the acquisition on March 1, 2005 is presented using our historical basis of accounting.
To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to June 30, 2005) to present “combined” results for the six months ended June 30, 2005. A summary of the purchase accounting and fair value adjustments recorded as of March 1, 2005 in connection with the TD transaction is included in Note 2 to the unaudited consolidated financial statements. The most significant effects of the adjustments were to increase goodwill by $3.0 billion, identifiable intangible assets by $705 million and shareholders’ equity by $3.4 billion. As a result, the amortization of identifiable intangible assets for March 2005 and the three months ended June 30, 2005 were higher than they otherwise would have been under historical cost accounting by $9.2 million and $28.9 million, respectively. Estimated amortization expense for identifiable intangible assets for the remainder of 2005 and future years is included in Note 6 to the unaudited consolidated financial statements.
For comparative purposes, the following table sets forth selected income data on a historical basis for the period January 1, 2005 to February 28, 2005, on a successor basis for the period March 1, 2005 to June 30, 2005, on a combined basis for the six months ended June 30, 2005 and on a historical basis for the six months ended June 30, 2004.

Table 1 — Selected Income Data

	Predecessor	Successor	Combined	Predecessor
	January 1, 2005 to	March 1, 2005 to	Six Months Ended	Six Months Ended
	February 28, 2005	June 30, 2005	June 30, 2005	June 30, 2004

Interest and dividend income:
Interest and fees on loans and leases	$176,949	$384,482	$561,431	$441,309
Interest and dividends on securities	51,183	73,481	124,664	157,962

Total interest and dividend income	228,132	457,963	686,095	599,271

Interest expense:
Interest on deposits	30,694	62,875	93,569	78,332
Interest on borrowed funds	32,654	54,506	87,160	75,807

Total interest expense	63,348	117,381	180,729	154,139

Net interest income	164,784	340,582	505,366	445,132
Provision for loan and lease losses	1,069	4,597	5,666	19,000

Net interest income after provision for loan and lease losses	163,715	335,985	499,700	426,132

Noninterest income:
Deposit services	18,359	41,576	59,935	53,412
Insurance agency commissions	8,252	19,244	27,496	26,014
Merchant and electronic banking income, net	7,751	20,090	27,841	23,474
Wealth management services	6,959	13,940	20,899	19,019
Bank-owned life insurance	4,169	8,034	12,203	11,771
Investment planning services	2,815	7,335	10,150	9,985
Net securities (losses) gains	(46,548)	(2,488)	(49,036)	6,936
Loans held for sale — Lower of cost or market adjustment	(7,500)	386	(7,114)	—
Change in unrealized loss on derivatives	—	6,664	6,664	—
Other noninterest income	9,104	24,749	33,853	29,610

	3,361	139,530	142,891	180,221

Noninterest expense:
Compensation and employee benefits	67,977	137,987	205,964	174,538
Occupancy	11,411	24,557	35,968	31,408
Equipment	8,440	17,379	25,819	23,703
Data processing	7,233	15,419	22,652	20,455
Advertising and marketing	4,373	10,408	14,781	13,827
Amortization of identifiable intangible assets	1,561	41,591	43,152	3,988
Merger and consolidation costs	27,264	9,295	36,559	5,748
Prepayment penalties on borrowings	6,300	3	6,303	—
Other noninterest expense	15,887	36,357	52,244	49,877

	150,446	292,996	443,442	323,544

Income before income tax expense	16,630	182,519	199,149	282,809
Provision for income taxes	6,182	63,296	69,478	96,636

Net income	$10,448	$119,223	$129,671	$186,173

Basic earnings per share			$0.73	$1.12

Diluted earnings per share			$0.72	$1.10

Weighted average shares outstanding:
Basic			178,417	166,318
Dilutive effect of stock options			1,199	3,585

Diluted			179,616	169,903

Because of the effects of accounting for the TD transaction under the purchase method effective March 1, 2005, information on a combined basis for the six months ended June 30, 2005 may not be comparable to information presented for the six months ended June 30, 2004 on a historical basis, and information presented on a historical basis at December 31, 2004 may not be comparable to information presented at June 30, 2005.
In connection with our accounting for the TD transaction, we have applied “push down” accounting to our wholly-owned banking subsidiary, Banknorth, NA. Under this approach, the majority of the purchase price for the TD transaction was “pushed down” to Banknorth, NA and used to establish a new accounting basis in the separate, stand-alone financial statements of Banknorth, NA based on the fair values of its assets and liabilities on March 1, 2005.

Acquisitions
During 2004 and the six months ended June 30, 2005, we acquired the three financial institutions listed below. Our financial statements include the results of these bank acquisitions since acquisition date.
Table 2 — Acquisitions

		Total Assets
	Date	at Acquisition
Acquisition	Acquired	Date
		(in millions)
BostonFed Bancorp, Inc.	1/21/2005	$1,467.8
CCBT Financial Companies, Inc.	4/30/2004	1,292.9
Foxborough Savings Bank	4/30/2004	241.8
Operations
Diluted earnings per share were $0.55 per share in each of the three-month periods ended June 30, 2005 and June 30, 2004. Although diluted earnings per share were the same in both periods, the following items changed significantly.
•	Net interest income increased by $24.0 million, reflecting a 46 basis point increase in net interest margin. The net interest margin increased in large part due to balance sheet deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005.

•	The provision for loan losses was $5.9 million lower, reflecting continued strong asset quality and lower charge-offs.

•	Noninterest income increased by $26.4 million, of which $14.8 million, or 56%, related to the change in unrealized loss on certain derivatives. Excluding the change in unrealized loss on derivatives, non-interest income increased by $11.6 million, or 13%.

•	Amortization of identifiable intangible assets increased by $29.6 million as a result of the new basis of accounting.

•	Noninterest expenses excluding the amortization of intangible assets increased by $26.9 million as a result of the on-going operating expenses of three banks acquired since April 1, 2004, as well as higher expenses related to medical benefit programs and cash settled restricted stock awards.
The following were significant factors related to the results for the second quarter of 2005 compared to the second quarter of 2004.
•	In February 2005, we implemented a deleveraging program under which we sold approximately $2.9 billion of securities with a weighted average yield of 4.03 % and prepaid a similar amount of short-term borrowings, consisting of repurchase agreements and FHLB advances. In addition, $519 million of single-family residential loans were reclassified to loans held for sale, and marked down by $7.5 million to the estimated selling price. A $41.6 million after-tax loss was incurred in connection with this deleveraging program in the first quarter. This deleveraging program helped to increase our net interest margin.

•	During February and March 2005, a total of $2.2 billion notional amount of interest rate swap agreements were entered into to convert $2.2 billion of variable-rate loans into fixed-rate assets. These swap agreements mature ratably over 96 months.

•	During March 2005, we repurchased 15.3 million shares at an average cost of $31.79 per share.

•	We completed the acquisitions of BostonFed Bancorp Inc. on January 21, 2005. Acquisitions continue to be an important part of our long-term strategy for growth.

•	We applied purchase accounting for the transaction with TD, resulting in a new basis of accounting for our assets and liabilities as of March 1, 2005.

•	Total average loans and leases for the second quarter of 2005 increased 15% compared to the second quarter of 2004 due to acquisitions and internal growth.

•	Total average deposits for the second quarter of 2005 increased by 6% compared to the second quarter of 2004 as increases from acquisitions more than offset declines in certificates of deposit. Excluding the effects of acquisitions, total average deposits declined by 3%, as increases in checking deposits were more than offset by lower savings and certificate of deposit balances. Excluding the effects of acquisitions, noninterest-bearing accounts increased 6% during the second quarter of 2005 compared to the second quarter of 2004.
Selected quarterly data, ratios and per share data are provided in Table 3.

Table 3 — Selected Quarterly Data

			Successor	Combined	Predecessor
			2005		2004
			Second	First	Fourth	Third	Second
Condensed Income Statement
Interest income			$342,447	$343,645	$327,900	$323,677	$307,742
Interest expense			89,819	90,912	83,783	85,701	79,096

Net interest income	(A	)	252,628	252,733	244,117	237,976	228,646
Provision for loan and lease losses			3,597	2,069	10,670	10,670	9,500

Net interest income after provision for loan and lease losses			249,031	250,664	233,447	227,306	219,146
Noninterest income (1)	(B	)	117,272	25,621	72,537	93,196	90,880
Noninterest expense, excluding merger and consolidation costs (2)	(C	)	214,965	191,918	229,073	168,595	159,691
Merger and consolidation costs	(D	)	5,368	31,191	38,286	5,603	4,135

Income before income taxes			145,970	53,176	38,625	146,304	146,200
Income tax expense			50,375	19,101	17,927	48,534	50,353

Net income (1) (2)			$95,595	$34,075	$20,698	$97,770	$95,847

Weighted average shares outstanding:
Basic			173,428	183,393	177,071	173,271	169,637
Diluted			174,261	184,890	179,953	176,756	173,109

Basic earnings per share			$0.55	$0.19	$0.12	$0.56	$0.57
Diluted earnings per share			$0.55	$0.18	$0.12	$0.55	$0.55

Financial Ratios
Return on average assets (1) (2) (3)			1.20%	0.45%	0.29%	1.33%	1.36%
Return on average equity (1) (2) (3)			5.98%	3.09%	2.66%	13.24%	13.54%
Net interest margin (fully-taxable equivalent) (3)			4.12%	3.96%	3.87%	3.68%	3.66%
Noninterest income as a percent of total income (4)			31.70%	9.20%	22.91%	28.14%	28.44%
Efficiency ratio (1) (2) (5)			59.57%	80.15%	84.43%	52.60%	51.27%

Per Share Data
Book value per share			$37.33	$36.65	$17.71	$17.50	$16.61
Dividends per share			$0.20	$0.20	$0.20	$0.20	$0.195

(1)	Noninterest income included net securities losses of $50.0 million and $17.8 million in the first quarter of 2005 and fourth quarter of 2004, respectively, and lower of cost or market adjustments of $7.5 million in the first quarter of 2005 relating to the reclassification of $519 million of residential loans from held in portfolio to held for sale. These items were incurred as part of balance sheet deleveraging programs implemented during these periods. Noninterest income also included a change in unrealized loss on derivatives of $8.2 million in the first quarter of 2005.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million and $61.5 million in the first quarter of 2005 and fourth quarter of 2004, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).
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
Fully-taxable equivalent net interest income for the second quarter of 2005 increased $24.4 million, or 11%, compared to the second quarter of 2004. This increase was attributable to the following items:
•	a $233.6 million, or 6%, increase in average net earning assets;

•	changes in the composition of earning assets resulting from deleveraging programs (loans comprised 81% of earning assets during the second quarter of 2005 compared to 69% during the second quarter of 2004);

•	changes in the composition of interest-bearing liabilities resulting from deleveraging programs (deposits comprised 75% of interest-bearing liabilities during the second quarter of 2005 compared to 70% during the second quarter of 2004);

•	the benefit of interest rate swap agreements with a notional amount of $2.2 billion which hedge the cash flows on certain variable rate loans, which increased net interest income by $7.0 million; and

•	a 12% increase in noninterest-bearing deposits.
Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, increased to 4.12% in the second quarter of 2005 from 3.66% in the second quarter of 2004. Our net interest margin in 2005 benefited from the deleveraging programs completed in October 2004 and March 2005. These deleveraging programs added approximately 60 basis points to the net interest margin for the second quarter of 2005. As part of the deleveraging program in the second quarter of 2005 which was implemented coincident with the completion of the TD transaction, we also entered into $2.2 billion of interest rate swap agreements, which increased net interest income by $7.0 million in the second quarter of 2005, as compared to the same period in the prior year.
Table 4 sets forth, for the three and six months ended June 30, 2005 and 2004, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 4 — Average Balances, Yields and Rates

	Successor			Predecessor
	2005 Second Quarter			2004 Second Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$3,665,306	$49,737	5.43%	$2,987,625	$37,368	5.00%
Commercial real estate mortgages	6,658,257	97,389	5.87	5,883,659	83,959	5.74
Commercial business loans and leases	4,162,669	59,551	5.74	3,675,217	43,015	4.71
Consumer loans and leases	5,686,240	83,620	5.90	4,981,924	62,222	5.02

Total loans and leases	20,172,472	290,297	5.77	17,528,425	226,564	5.19
Investment securities (3)	4,578,749	54,060	4.72	7,714,985	82,706	4.29
Federal funds sold and other short-term investments	12,574	77	2.44	3,683	16	1.74

Total earning assets	24,763,795	344,434	5.57	25,247,093	309,286	4.91

Bank-owned life insurance	557,665			497,250
Goodwill	4,536,952			1,295,806
Indentifiable intangible assets	746,331			44,164
Noninterest-earning assets	1,403,735			1,298,436

Total assets	$32,008,478			$28,382,749

Interest-bearing deposits:
Regular savings	$2,696,236	1,973	0.29	$2,614,679	1,931	0.30
NOW and money market accounts	8,031,408	24,425	1.22	7,646,403	14,959	0.79
Certificates of deposit	4,786,696	20,998	1.76	4,719,524	22,624	1.93
Brokered deposits	76,441	731	3.84	—	—	—

Total interest-bearing deposits	15,590,781	48,127	1.24	14,980,606	39,514	1.06
Borrowed funds	5,140,876	41,692	3.25	6,467,964	39,582	2.46

Total interest-bearing liabilities	20,731,657	89,819	1.73	21,448,570	79,096	1.48

Non-interest bearing deposits	4,351,905			3,898,967
Deferred tax liability related to identifiable intangible assets	264,676			15,457
Other liabilities	244,650			173,139
Shareholders’ equity	6,415,590			2,846,616

Total liabilities and shareholders’ equity	$32,008,478			$28,382,749

Net earning assets	$4,032,138			$3,798,523

Net interest income (fully-taxable equivalent)		254,615			230,190
Less: fully-taxable equivalent adjustments		(1,987)			(1,544)

Net interest income		$252,628			$228,646

Net interest rate spread (fully-taxable equivalent)			3.84%			3.43%
Net interest margin (fully-taxable equivalent)			4.12%			3.66%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

Table 4 — Average Balances, Yields and Rates

	Combined			Predecessor
	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$3,735,498	$98,533	5.28%	$2,856,423	$72,744	5.09%
Commercial real estate mortgages	6,553,657	192,167	5.91	5,712,075	162,573	5.72
Commercial business loans and leases	4,091,063	115,658	5.70	3,531,263	83,593	4.76
Consumer loans and leases	5,594,277	157,858	5.69	4,932,477	124,428	5.07

Total loans and leases	19,974,495	564,216	5.69	17,032,238	443,338	5.23
Investment securities (3)	5,338,825	125,556	4.70	7,456,034	158,937	4.26
Federal funds sold and other short-term investments	12,003	160	2.69	5,605	31	1.12

Total earning assets	25,325,323	689,932	5.48	24,493,877	602,306	4.93

Bank-owned life insurance	551,842			493,839
Goodwill	3,532,889			1,211,738
Indentifiable intangible assets	524,947			39,644
Noninterest-earning assets	1,424,746			1,215,773

Total assets	$31,359,747			$27,454,871

Interest-bearing deposits:
Regular savings	$2,669,867	3,854	0.29	$2,541,547	3,769	0.30
NOW and money market accounts	8,059,616	45,387	1.14	7,382,671	29,119	0.79
Certificates of deposit	4,742,817	42,963	1.83	4,689,767	45,444	1.95
Brokered deposits	71,179	1,365	3.87	—	—

Total interest-bearing deposits	15,543,479	93,569	1.21	14,613,985	78,332	1.08
Borrowed funds	5,644,617	87,160	3.11	6,257,627	75,807	2.43

Total interest-bearing liabilities	21,188,096	180,729	1.72	20,871,612	154,139	1.48

Non-interest bearing deposits	4,287,179			3,693,342
Deferred tax liability related to identifiable intangible assets	134,551			13,875
Other liabilities	297,194			166,079
Shareholders’ equity	5,452,727			2,709,963

Total liabilities and shareholders’ equity	$31,359,747			$27,454,871

Net earning assets	$4,137,227			$3,622,265

Net interest income (fully-taxable equivalent)		509,203			448,167
Less: fully-taxable equivalent adjustments		(3,837)			(3,035)

Net interest income		$505,366			$445,132

Net interest rate spread (fully-taxable equivalent)			3.76%			3.45%
Net interest margin (fully-taxable equivalent)			4.04%			3.67%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

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
Table 5 — Rate /Volume Analysis

	Three Months Ended				Six Months Ended
	June 30, 2005 (Successor) vs. Three Months Ended				June 30, 2005 (Combined) vs. Six Months Ended
	June 30, 2004 (Predecessor)				June 30, 2004 (Predecessor)
	Increase (decrease) due to				Increase (decrease) due to
			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$34,213	$25,347	$4,173	$63,733	$76,308	$38,852	$5,718	$120,878
Investment securities	(33,544)	8,271	(3,373)	(28,646)	(44,726)	16,268	(4,923)	(33,381)
Federal funds sold and other short-term investments	39	6	16	61	36	44	49	129

Total interest income	708	33,624	816	35,148	31,618	55,164	844	87,626

Interest expense:
Interest-bearing deposits:
Regular savings	61	(65)	46	42	191	(126)	20	85
NOW and money market accounts	758	8,197	511	9,466	2,652	12,813	803	16,268
Certificates of deposit	323	(2,000)	51	(1,626)	513	(2,791)	(203)	(2,481)
Brokered deposits	0	0	731	731	0	0	1,365	1,365

Total interest-bearing deposits	1,142	6,132	1,339	8,613	3,356	9,896	1,985	15,237
Borrowed funds	(8,139)	12,739	(2,490)	2,110	(7,387)	21,101	(2,361)	11,353

Total interest expense	(6,997)	18,871	(1,151)	10,723	(4,031)	30,997	(376)	26,590

Net interest income (fully taxable equivalent)	$7,705	$14,753	$1,967	$24,425	$35,649	$24,167	$1,220	$61,036

(1)	Volume increases include the effects of acquisitions, including the acquisitions of BostonFed Bancorp, Inc. on January 21, 2005 and Foxborough Savings Bank and CCBT Financial Companies, Inc. on April 30, 2004.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Table 6 summarizes the changes in the components of net interest income, average yields and rates paid, net interest margin and average balances during the periods indicated.
Table 6 — Analysis of Net Interest Income

	Combined	Predecessor		Combined	Predecessor
	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	Change	June 30, 2005	June 30, 2004	Change
Components of net interest income
Income on earning assets (fully-taxable equivalent)	$344,434	$309,286	$35,148	$689,932	$602,306	$87,626
Expense on interest-bearing liabilities	89,819	79,096	10,723	180,729	154,139	26,590

Net interest income (fully-taxable equivalent)	254,615	230,190	24,425	509,203	448,167	61,036
Less: fully-taxable equivalent adjustments	(1,987)	(1,544)	443	(3,837)	(3,035)	802

Net interest income, as reported	$252,628	$228,646	$23,982	$505,366	$445,132	$60,234

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	5.57%	4.91%	0.66%	5.48%	4.93%	0.55%
Rate paid on interest-bearing liabilities	1.73%	1.48%	0.25%	1.72%	1.48%	0.24%

Net interest rate spread (fully-taxable equivalent)	3.84%	3.43%	0.41%	3.76%	3.45%	0.31%

Net interest margin (fully-taxable equivalent)	4.12%	3.66%	0.46%	4.04%	3.67%	0.37%

Average balances
Loans	$20,172,472	$17,528,425	$2,644,047	$19,974,495	$17,032,238	$2,942,257
Investment securities	4,578,749	7,714,985	(3,136,236)	5,338,825	7,456,034	(2,117,209)
Federal funds sold and other short-term investments	12,574	3,683	8,891	12,003	5,605	6,398

Total earning assets	24,763,795	25,247,093	(483,298)	25,325,323	24,493,877	831,446
Total interest-bearing liabilities	20,731,657	21,448,570	(716,913)	21,188,096	20,871,612	316,484

Net earning assets	$4,032,138	$3,798,523	$233,615	$4,137,227	$3,622,265	$514,962

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
We provided $ 3.6 million and $9.5 million for loan and lease losses in the quarters ended June 30, 2005 and 2004, respectively. The reduction in the provision for loan and lease losses in the second quarter of 2005 reflected our consistently strong asset quality, loss experience and migration analysis. Specifically, our recent favorable loss factors replaced higher historical factors, resulting in a lower required allowance level and related provision for loan and lease losses. The ratio of net charge-offs to average loans and leases was 0.07% (annualized) in the second quarter of 2005 and 0.20% for the second quarter 2004. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 331% at June 30, 2005, as compared to 322% at December 31, 2004 and 380% at June 30, 2004. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.

Noninterest Income
The following table presents noninterest income for the periods indicated.
Table 7 — Noninterest Income

	Combined	Predecessor			Combined	Predecessor
	Three Months Ended	Three Months Ended	Change		Six Months Ended	Six Months Ended	Change
	June 30, 2005	June 30, 2004	Amount	Percent	June 30, 2005	June 30, 2004	Amount	Percent
Noninterest income:
Deposit services	$31,751	$27,260	$4,491	16%	$59,935	$53,412	$6,523	12%
Insurance agency commissions	13,604	12,278	1,326	11%	27,496	26,014	1,482	6%
Merchant and electronic banking income, net	14,727	13,069	1,658	13%	27,841	23,474	4,367	19%
Wealth management services	10,395	9,870	525	5%	20,899	19,019	1,880	10%
Bank-owned life insurance	6,107	6,275	(168)	(3%)	12,203	11,771	432	4%
Investment planning services	5,462	5,146	316	6%	10,150	9,985	165	2%
Net securities gains (losses)	1,439	3,355	(1,916)	(57%)	(49,036)	6,936	(55,972)	N/M
Loans held for sale — lower of cost or market adjustment	386	—	386	N/M	(7,114)	—	(7,114)	N/M
Change in unrealized loss on derivatives	14,840	—	14,840	N/M	6,664	—	6,664	N/M

Other noninterest income:
Loan fee income	8,891	8,516	375	4%	15,812	13,686	2,126	16%
Covered call option premiums	1,058	2,305	(1,247)	(54%)	4,128	8,379	(4,251)	(51%)
Mortgage banking services income	2,330	332	1,998	N/M	3,657	3,337	320	10%
Venture capital write-downs	10	(166)	176	N/M	(393)	(524)	131	(25%)
Miscellaneous income	6,272	2,640	3,632	N/M	10,649	4,732	5,917	N/M

Total other noninterest income	18,561	13,627	4,934	36%	33,853	29,610	4,243	14%

Total noninterest income	$117,272	$90,880	$26,392	29%	$142,891	$180,221	($37,330)	(21%)

N/M — not meaningful
Deposit services income for the three months ended June 30, 2005 increased $4.5 million, or 16%, compared to the same period last year, primarily due to an increase in overdraft fees resulting from increases in transaction volume and accounts. This increase in overdraft fees was partially offset by a decline in service charge income on business accounts resulting from the introduction of “Free Business Checking” in 2004. For the six months ended June 30, 2005, deposit services income increased $6.5 million or 12%, compared to the same period last year. Acquisitions accounted for a portion of the increased number of deposit accounts, increased overdraft fees and increased service charges.
Insurance agency commissions in the three months ended June 30, 2005 increased $1.3 million, or 11% from the same period last year, primarily due to revenue from acquisitions and retention of existing accounts. In the six months ended June 30, 2005 insurance agency commissions increased by $1.5 million, or 6%, compared to the same period last year due to revenue from acquisitions and increased bonus/profit sharing income.
Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended June 30, 2005, increased $1.7 million, or 13%, compared to the same period last year, and increased $4.4 million or 19% in the six months ended June 30, 2005 compared to the same period last year. These increases were primarily due to increases in the volume of transactions processed and increased market share from acquisitions.
Wealth management services income increased $525 thousand, or 5%, during the three months ended June 30, 2005, and increased $1.9 million, or 10%, in the six months ended June 30, 2005 compared to the same respective periods last year. These increases were primarily due to an increase in assets under management, which increased to $10.5 billion at June 30, 2005 from $9.5 billion at June 30, 2004, an increase of $1.0 billion or 10%. The increase in assets under management was primarily due to the acquisition of CCBT in April 2004, which more than offset the effects of a weak stock market.
Income from bank-owned life insurance (“BOLI”) for the three months ended June 30, 2005 decreased by $168 thousand, or 3% compared to the same period last year, and increased $432 thousand, or 4%, in the six months ended June 30, 2005 compared to the same period last year. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain officers naming TD Banknorth, NA, our wholly-owned banking subsidiary, to be the beneficiary of such policies. The cash surrender value of our BOLI was $560.9 million at June 30, 2005 compared to $523.1 million at December 31, 2004. The $37.8 million increase was primarily comprised of amounts from acquisitions and increases in the cash surrender value of policies. Of the $560.9 million of BOLI at June 30, 2005, $386.7 million is invested in the general account while $174.2 million is invested in the separate account. Standard and Poors rated all such general account carriers AA- or better at June 30, 2005. Investment in BOLI provides us a means to mitigate increasing employee benefit costs. For the second quarter of 2005, the average carrying value of BOLI was $558 million compared to $497 million for the second quarter of 2004.
Investment planning services income consists primarily of commissions earned from sales of third party fixed annuities, variable annuities and mutual funds. Investment planning services income increased $316 thousand, or 6%, in the second quarter of 2005 compared to the same period last year, and increased $165 thousand, or 2%, in the six months ended June 30, 2005 compared to the same period last year. These increases were primarily due to a shift from annuity product revenue to mutual funds.
Net securities gains amounted to $1.4 million during the second quarter of 2005. In the six months ended June 30, 2005 net securities loss amounted to $49.0 million and included a $50.4 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. Net securities gains amounted to $3.4 million and $6.9 million during the three and six months ended June 30, 2004 respectively. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.
Loans held for sale — lower of cost or market adjustment amounted to a $386 thousand credit in the second quarter of 2005 and a $7.1 million charge in the six months ended June 30, 2005. These amounts were recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the second quarter of 2005. The sale of the $519 million of loans was completed in May 2005. We have retained the servicing on these loans.
The change in unrealized losses on certain derivatives in the second quarter of 2005 and in the six months ended June 30, 2005 resulted from a required change in accounting for certain interest rate swap agreements in connection with the accounting for the TD transaction under the purchase method. Through February 28, 2005, interest rate swap agreements with a notional amount of $541.5 million were accounted for as fair value hedges of certain borrowings. In addition, interest rate swap agreements with a notional amount of $1.2 billion were entered into in February 2005 and were accounted for as cash flow hedges of certain variable rate commercial loans through February 28, 2005. Under hedge accounting rules, the fair value of these interest rate swap agreements was recorded on our balance sheet with the offset recorded as an adjustment of borrowings (in the case of the fair value hedges) or shareholders’ equity — accumulated other comprehensive income (in the case of cash flow hedges). On March 1, 2005, the date of completion of the TD transaction and resultant purchase accounting adjustments, these interest rate swap agreements were not redesignated as hedges because it was not determined that the TD transaction should be accounted for under the purchase method until several weeks later. As a result, hedge accounting for these interest rate swap agreements was no longer permitted. In March 2005, a loss of $8.2 million was recorded to reflect the change in the fair value of these swap agreements from March 1, 2005 to March 31, 2005. On April 21, 2005, the interest rate swap agreements related to variable rate commercial loans were redesignated as cash flow hedges, and a gain of $10.1 million was recorded to reflect the change in fair value of these agreements from March 31, 2005 to April 21, 2005. The interest rate swap agreements related to fixed rate borrowings could not be redesignated as hedges because they did not meet the requirements to be considered highly effective. These interest rate swap agreements were terminated on May 13, 2005. From March 31, 2005 to May 13, 2005 these interest rate swap agreements increased in value and a gain of $4.8 million was recorded.
Other noninterest income increased $4.9 million, or 36%, in the three months ended June 30, 2005 and $4.2 million, or 14%, in the six months ended June 30, 2005 compared to the same respective periods last year. For the quarter, mortgage banking income increased by $2 million compared to the same period last year due to a $1.0 million gain on sale of $60 million of portfolio loans in June 2005, higher margins on sales of current production, and increased servicing income. Income on the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank increased by $0.8 million and cash receipts on certain loans which were revalued in connection with the TD transaction were $0.8 million higher than projected at March 1, 2005. For the six month periods, loan fee income increased sharply due to higher volumes of interest rate swap agreements sold by us to commercial loan customers to synthetically fix the interest rate on their variable rate loans. (We simultaneously enter into offsetting interest rate swap agreements with third party dealers.) In addition, income on the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank increased by $2.1 million, cash receipts on certain loans revalued in connection with the TD transaction were $0.8 million higher than projected at March 1, 2005 and referral fees and official check commissions were higher than last year. These increases were offset by lower income from premiums on covered call options in the quarter and six-month periods. The covered call option program is managed in conjunction with the fixed-income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call option activity varies from quarter to quarter as interest rates, levels of market volatility and our strategic objectives for the fixed-income securities portfolio change.
Noninterest Expense
The following table presents noninterest expense during the periods indicated.
Table 8 — Noninterest Expense

	Successor	Predecessor			Combined	Predecessor
	Three Months Ended	Three Months Ended	Change		Six Months Ended	Six Months Ended	Change
	June 30, 2005	June 30, 2004	Amount	Percent	June 30, 2005	June 30, 2004	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$105,096	$87,005	$18,091	21%	$205,964	$174,538	$31,426	18%
Occupancy	18,066	15,699	2,367	15%	35,968	31,408	4,560	15%
Equipment	12,982	11,813	1,169	10%	25,819	23,703	2,116	9%
Data processing	11,618	10,018	1,600	16%	22,652	20,455	2,197	11%
Advertising and marketing	8,087	6,303	1,784	28%	14,781	13,827	954	7%
Amortization of identifiable intangible assets	31,656	2,084	29,572	N/M	43,152	3,988	39,164	N/M
Merger and consolidation costs	5,368	4,135	1,233	N/M	36,559	5,748	30,811	N/M
Prepayment penalties on borrowings	—		—	N/M	6,303	—	6,303	N/M
Other noninterest expense:
Telephone	3,287	3,694	(407)	(11%)	6,984	7,064	(80)	(1%)
Office supplies	3,042	2,557	485	19%	5,620	4,995	625	13%
Postage and freight	2,880	2,744	136	5%	5,754	5,145	609	12%
Miscellaneous loan costs	1,359	1,271	88	7%	2,644	1,785	859	48%
Deposits and other assessments	1,070	940	130	14%	2,146	1,848	298	16%
Collection and carrying costs of non-performing assets	371	591	(220)	(37%)	1,139	1,316	(177)	(13%)
Miscellaneous	15,451	14,972	479	3%	27,957	27,724	233	1%

Total other noninterest expense	27,460	26,769	691	3%	52,244	49,877	2,367	5%

Total noninterest expense	$220,333	$163,826	$56,507	34%	$443,442	$323,544	$119,898	37%

N/M — not meaningful
Noninterest expense increased $56.5 million, or 34%, in the second quarter of 2005, and increased $120.0 million, or 37%, in the six months ended June 30, 2005 compared to the same respective periods last year. The increase for the six months ended June 30, 2005 was primarily due to a $39.2 million increase in amortization of intangible assets recorded in connection with the transaction with TD on March 1, 2005, and a $30.8 million increase in merger and consolidation costs, which also was primarily related to the transaction with TD, as well as increases in operating costs attributable to acquired banks (staff and facilities costs) and $6.3 million of prepayment penalties on borrowings related to a deleveraging program implemented in the first quarter of 2005. Variances in specific non-interest expense components are discussed in the following paragraphs.
Compensation and employee benefits expense increased $18.1 million, or 21%, in the second quarter of 2005 and $31.4 million, or 18% in the six months ended June 30, 2005 compared to the same respective periods last year. These increases were due primarily to higher salaries and benefit costs, resulting from acquisitions and normal merit increases, expenses associated with restricted stock awards granted in March 2005 that are settled in cash, and a $2.8 million reduction of benefit expense recorded in the second quarter of 2004 related to favorable claims experience in our self-insured medical plan from July 2003 (plan inception) through March 2004.
Occupancy expense increased $2.4 million, or 15%, in the second quarter of 2005 and $4.6 million, or 15%, in the six months ended June 30, 2005 compared to the same respective periods last year. This increase was primarily due to the expense associated with facilities from acquisitions and increased grounds maintenance and electricity expense as a result of winter weather conditions.
Equipment expense increased $1.2 million, or 10%, in the second quarter of 2005 and $2.1 million, or 9%, in the six months ended June 30, 2005 compared to the same respective periods last year. These increases were primarily due to increased costs from acquisitions, depreciation on new equipment purchases, and equipment maintenance expenses.
Data processing expense increased $1.6 million, or 16%, in the second quarter of 2005 and $2.2 million, or 11%, in the six months ended June 30, 2005 compared to the same respective periods last year. These increases were primarily due to data line charges from system upgrades and increased software licensing expense.
Advertising and marketing expense increased $1.8 million, or 28%, in the second quarter of 2005 and $1.0 million, or 7%, in the six months ended June 30, 2005 compared to the same respective periods last year. These increases were primarily due to additional brand advertising and promotional campaigns to enhance brand recognition in certain of our markets. The costs of the naming rights agreement for the TD Banknorth Garden in Boston, Massachusetts will amortize starting July 1, 2005 and our 50% share of the costs are expected to be approximately $3.6 million per year (TD has the other 50%).
Merger and consolidation costs increased $1.2 million in the second quarter of 2005 and $30.8 million in the six months ended June 30, 2005 compared to the same respective periods last year. These increases were due primarily to costs incurred in connection with our transaction with TD and, to a lesser extent, our acquisition of BostonFed in January 2005. For a tabular analysis of our merger and consolidation costs, see Note 14 to the unaudited consolidated financial statements.
Other noninterest expense increased $691 thousand, or 3%, in the second quarter of 2005 and $2.4 million, or 5%, in the six months ended June 30, 2005, compared to the same respective periods last year. These increases were largely due to increased costs related to acquisitions and increased volumes (i.e. postage, office supplies, miscellaneous loan costs, FDIC deposit assessments).
Taxes
The effective tax rate was 35% for the three and six months ended June 30, 2005 compared to 34% for three and six months ended June 30, 2004. The increased effective tax rate related primarily to non-deductible transaction expenses related to the transaction with TD and to state income taxes. The effective tax rate for the remainder of 2005 is expected to be approximately 34% — 35%.

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
Comprehensive Income
Our comprehensive income amounted to $155.5 million for the six months ended June 30, 2005 as compared to $88.1 million for the same period last year. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity.
Our available for sale investment portfolio had net unrealized gains (losses) of $26.1 million, $669 thousand and ($139.1) million ($17.0 million, $435 thousand and ($90.4) million net of applicable income tax effects, respectively) at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and to the composition of the available for sale investment securities portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.
FINANCIAL CONDITION
Our consolidated total assets increased by $3.1 billion, or 10.8%, from $28.7 billion at December 31, 2004 to $31.8 billion at June 30, 2005, primarily as a result of three factors. The purchase accounting adjustments recorded on March 1, 2005 in connection with the TD transaction resulted in the recognition of an additional $3.0 billion of goodwill and an additional $705 million of identifiable intangible assets. The acquisition of BostonFed Bancorp, Inc. on January 21, 2005 increased assets by approximately $1.5 billion. A deleveraging program implemented coincident with the TD transaction reduced assets by $2.9 billion.
Total average assets were $32.0 billion and $28.4 billion for the three months ended June 30, 2005 and 2004, respectively, and $31.4 billion and $27.5 billion for the six months ended June 30, 2005 and 2004, respectively. The increases in total average assets were largely due to acquisitions, which increased average assets by approximately $1.4 billion in each of the three months and six months ended June 30, 2005, as compared to the same respective periods in 2004, as well as internal growth. The increases were notwithstanding the effects of the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005, which reduced average assets by approximately $2.3 billion.
Shareholders’ equity totaled $6.5 billion at June 30, 2005 and $3.2 billion at December 31, 2004, an increase of $3.3 billion. The increase was due primarily to the effects of accounting for the transaction with TD under the purchase method. See Note 2 to the unaudited Consolidated Financial Statements.
Securities
The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.

The securities portfolio (including securities classified as held to maturity) averaged $4.6 billion during the second quarter of 2005, as compared to $7.9 billion in the second quarter of 2004. The decrease in the average securities portfolio resulted primarily from the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005, which were partially offset by the effects of the acquisitions in 2004 and 2005. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, and asset-backed securities. Substantially all securities available for sale were rated AAA or equivalently rated at June 30, 2005. The average yield on securities was 4.72% for the quarter ended June 30, 2005 compared to 4.27% for the quarter ended June 30, 2004. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at fair value. Securities available for sale had an after-tax unrealized loss of $17.0 million and $0.4 million at June 30, 2005 and December 31, 2004, respectively. These unrealized gains (losses) do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.
Loans and Leases
Total loans and leases (including loans held for sale) averaged $20.2 billion during the second quarter of 2005, an increase of $2.6 billion, or 15%, from the second quarter of 2004. Excluding acquisitions, average loans and leases for the quarter ended June 30, 2005 were $19.8 billion, or 13%, higher than the comparable period in 2004. Average loans and leases as a percent of average earning assets was 81% during the quarter ended June 30, 2005 compared to 69% during the quarter ended June 30, 2004.
Average residential real estate loans (which include mortgage loans held for sale) of $3.7 billion during the second quarter of 2005 increased $0.7 billion from the average amount of such loans during the second quarter of last year. Excluding acquisitions, average residential loans decreased approximately $719 million, or 17.9%. The weighted average yield on residential real estate loans increased from 5.00% to 5.43% during the quarters ended June 30, 2004 and 2005, respectively, primarily due to the deleveraging sale in the first quarter of 2005, which included $519 million of low-yielding loans, and the repricing of adjustable-rate loans.
Mortgage loans held for sale amounted to $54 million and $52 million at June 30, 2005 and December 31, 2004, respectively. In May 2005, we sold $519 million residential mortgage loans as part of the deleveraging program implemented in the first quarter of 2005. In addition, we continue to sell substantially all of the conforming fixed-rate loans we originate.
Commercial real estate loans averaged $6.7 billion during the second quarter of 2005, an increase of $775 million, or 13%, from the second quarter of last year. Excluding acquisitions, average commercial real estate loans increased $493 million, or 8%, during this period. Most of our markets posted increases, with the largest increases in Massachusetts, Maine and Connecticut. The weighted average yield on commercial real estate loans during the second quarter of 2005 was 5.87%, as compared to 5.74% in the second quarter of 2004, an increase of 13 basis points. The higher yield reflects the effects of higher prevailing rates as a result of the increase in prime rates in 2004 and 2005.
Commercial business loans and leases averaged $4.2 billion during the second quarter of 2005, an increase of $487 million, or 13%, over the second quarter of 2004. Excluding acquisitions, average commercial business loans and leases increased $430 million, or 12%. Most of our markets posted increases. Massachusetts, Maine, Connecticut, and New Hampshire showed the strongest growth. The weighted average yield on commercial loans and leases increased to 5.74% in the second quarter of 2005 from 4.71% in the second quarter of 2004. The increase in the yield was primarily due to higher rates on new loans, the upward repricing of variable-rate loans and the benefit of a $1.2 billion cash flow hedge (interest rate swap agreement) entered into February 2005.

Consumer loans and leases averaged $5.7 billion during the second quarter of 2005, an increase of $704 million, or 14%, from the second quarter of 2004. Excluding acquisitions, average consumer loans and leases increased $532 million or 10%. The growth in consumer loans was primarily in home equity loans. The weighted average yield on consumer loans and leases increased to 5.90% in the second quarter of 2005 from 5.02% in the second quarter of 2004, resulting from the upward repricing of variable rate loans and, to a lesser degree, the benefit of a $1.0 billion cash flow hedge (interest rate swap agreement) entered into in March 2005. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk.”
Deposits
Total deposits averaged $19.9 billion during the second quarter of 2005, an increase of $1.1 billion from the second quarter of 2004. This increase was primarily due to acquisitions. Noninterest-bearing accounts and money market and NOW accounts reflected the largest increases. The ratio of loans to deposits was 100% at June 30, 2005 and 97% at December 31, 2004.
Average noninterest-bearing deposits totaled $4.4 billion during the second quarter of 2005, an increase of $452 million, or 12%, from the second quarter of 2004. Excluding acquisitions, average noninterest-bearing deposits increased $258 million, or 6%.
Average interest-bearing deposits of $15.6 billion during the second quarter of 2005 increased $600 million from the second quarter of 2004. Excluding acquisitions, average savings, money market and NOW accounts increased $308 million, or 3%, while certificates of deposits declined by 10%. The decline in certificates of deposit resulted from our decision to allow certain deposits priced above alternate funding costs to run off. The average rates paid on all interest-bearing deposits increased by 18 basis points from 1.06% in the second quarter of 2004 to 1.24% in the second quarter of 2005, reflecting the increase in prevailing interest rates.
Included within the deposit categories above are government banking deposits, which averaged $1.7 billion in the second quarter of 2005 and $1.6 billion in the second quarter of 2004. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.
Other Funding Sources
We use both short-term and long-term borrowings to balance earning asset growth. Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury. Short-term borrowings amounted to $3.6 billion and $3.8 billion at June 30, 2005 and December 31, 2004, respectively, a decrease of $200 million.
Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.2 billion at June 30, 2005 and $2.2 billion at December 31, 2004. The decrease of $1.0 billion related to the repayment of wholesale securities sold under repurchase agreements as part of the deleveraging program in the first quarter of 2005.
At June 30, 2005 and December 31, 2004, long-term FHLB borrowings amounted to $306 million and $429 million, respectively, and were collateralized primarily with first mortgage loans secured by single-family properties. These borrowings had an average cost of 4.56% during the six months ended June 30, 2005 as compared to 4.25% during the six months ended June 30, 2004.
At June 30, 2005 and December 31, 2004, long-term wholesale securities sold under repurchase agreements amounted to $0 and $1.1 billion, respectively, and were collateralized by mortgage-backed securities and U.S.

Government obligations. Wholesale securities sold under repurchase agreements were repaid as part of the deleveraging program in the first quarter of 2005.
At June 30, 2005 and December 31, 2004, we had outstanding $150 million of 5-year senior notes carrying a fixed rate of 3.75%. These notes had a carrying value of $148.6 million at June 30, 2005, inclusive of a $1.4 million remaining fair value adjustment recorded under the purchase method of accounting. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.
At June 30, 2005 and December 31, 2004, our consolidated borrowings included $200 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. These notes had a carrying value of $227.6 million at June 30, 2005, inclusive of a $27.6 million remaining fair value adjustment recorded under the purchase method of accounting. The notes qualify as Tier 2 capital for regulatory purposes.
At June 30, 2005 and December 31, 2004, we had outstanding $343.7 million and $310.7 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. At June 30, 2005, these junior subordinated debentures had a fair value adjustment of $27.6 million. See “Capital” below.
At June 30, 2005, we had a $110 million unsecured line of credit with TD. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during the six months ended June 30, 2005. We have additional borrowing capacity as more fully described under “Liquidity” below.
Shareholders’ Equity
Shareholders’ equity amounted to $6.5 billion at June 30, 2005, an increase of $3.3 billion from our $3.2 billion of shareholders’ equity at December 31, 2004. This increase was primarily attributable to the $3.4 billion increase resulting from accounting for the TD transaction under the purchase method. This increase more than offset the repurchase of 15.3 million shares of our common stock for $486 million in the aggregate (at an average cost of $31.79 per share) and the payment of $34.7 million of cash dividends declared on our common stock. Shareholders’ equity also was impacted by $155.5 million of comprehensive income during the six months ended June 30, 2005.
Our retained earnings at June 30, 2005 amounted to $84.6 million, as compared to $1.7 billion at December 31, 2004. The use of the purchase method to account for the transaction with TD resulted in the elimination of our retained earnings as of March 1, 2005. We do not believe that this decrease in retained earnings will adversely affect our ability to maintain our quarterly dividend policy in the future. Dividends declared in the second quarter of 2005 were $0.20 per share compared to $0.195 per share for the same period last year. On July 26, 2005, we declared a $0.22 per share cash dividend payable on August 15, 2005 to shareholders of record on August 5, 2005.
Book value per share amounted to $37.33 and $17.71 at June 30, 2005 and December 31, 2004, respectively, and tangible book value per share amounted to $8.45 and $9.82 at the same dates, respectively.
For information regarding our compliance with applicable capital requirements, see “Capital” below.
CONTRACTUAL OBLIGATIONS
In March 2005, TD Banknorth entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena will become “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, TD Banknorth agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (each to be adjusted annually for inflation) each year in marketing and promoting the arena. TD is a formal party to this agreement and has agreed to pay the owner 50% of each of the initial fee and annual fee, as well as the annual marketing and promotional commitment. This future commitment has not been recorded on our balance sheet because it is being accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”
The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at June 30, 2005.
Table 9 — Contractual Obligations and Other Commitments — Successor

	Payments Due By Period
		Less than	1 - 3	4 -5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,146,107	$272,704	$44,470	$173,096	$655,837
Capital lease obligations	6,589	124	699	1,352	4,414

Total long-term debt	1,152,696	272,828	45,169	174,448	660,251
Operating lease obligations	137,318	27,378	45,837	33,312	30,791
Pension plan contribution (2)	20,000	20,000	—	—	—
Other benefit plan payments — estimated	46,875	4,318	9,055	12,602	20,900
Other vendor obligations (3)	90,044	13,112	16,356	6,565	54,011

Total contractual obligations	$1,446,933	337,636	$116,417	$226,927	$765,953

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden effective July 1, 2005 net of TD’s 50% share.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$5,306,477	$1,346,120	$240,582	$91,656	$3,628,119
Standby letters of credit	531,536	108,017	121,470	83,304	218,745
Commercial letters of credit	29,851	26,781	473	102	2,495
Commitments to originate loans	2,271,155	1,373,907	426,593	105,002	365,653
Other commitments	268,380	7,973	8,348	5,259	246,800

Total commitments	$8,407,399	$2,862,798	$797,466	$285,323	$4,461,812

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$972,647	$9,500	$55,788	$214,778	$692,581
Interest rate swaps with dealers (2)	972,647	9,500	55,788	214,778	692,581
Interest rate caps with commercial borrowers	10,928	—	—	9,435	1,493
Interest rate caps with dealers	10,928	—	—	9,435	1,493
Interest rate swaps on loans (4)	2,200,000	275,000	550,000	550,000	825,000
Forward commitments to sell loans	92,725	92,725	—	—	—
Foreign currency rate contracts: (5)
Forward contracts with customers	54,595	52,791	1,804	—	—
Forward contracts with dealers	54,754	52,945	1,809	—	—
Foreign exchange options to purchase	47,378	47,378	—	—	—
Foreign exchange options to sell	47,378	47,378	—	—	—
Treasury lock agreement (6)	165,000	165,000	—	—	—
Rate-locked loan commitments	62,784	62,784	—	—	—

(1)	Swaps with commercial loan customers (Banknorth receives fixed, pays variable).

(2)	Offsetting swaps with dealers (Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on loans (Banknorth pays fixed, receives variable).

(4)	Swaps on borrowings (Banknorth pays variable, receives fixed).

(5)	Forward contracts for customer accommodations.

(6)	Intended to hedge the cash flows on a planned 12 year $150 million subordinated debt issuance.
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
Our board of directors has established our overall strategic direction and approves our overall risk policies and oversees our overall risk management process. The board has established two board committees to oversee key risks, consisting of Audit and Board Risk Management. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines and identifies and monitors key operational risks.
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
The following table presents the composition of our loan and lease portfolio at the dates indicated.
Table 10 — Composition of Loans and Leases

	Successor			Predecessor
	June 30, 2005			December 31, 2004
		Percent	Percent		Percent	Percent
	Amount	of Loans	Nonperforming	Amount	of Loans	Nonperforming
Residential real estate mortgages	$3,259,283	16%	0.19%	$3,081,217	16%	0.25%
Commercial real estate mortgages	6,698,632	34%	0.45%	6,249,513	34%	0.48%
Commercial business loan and leases	4,272,272	21%	0.63%	3,928,594	21%	0.83%
Consumer loan and leases	5,798,475	29%	0.12%	5,333,670	29%	0.14%

	$20,028,662	100%	0.35%	$18,592,994	100%	0.42%

Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance.
Our commercial real estate loan portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states and upstate New York.
Our commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $94.5 million at June 30, 2005. We do not emphasize the purchase of participations in syndicated commercial loans. At June 30, 2005, we had $523 million of outstanding participations in syndicated commercial loans and had an additional $376 million of unfunded commitments related to these participations.
The following table presents the geographic distribution of our commercial loans and leases at June 30, 2005 and December 31, 2004.
Table 11 — Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	Successor	Predecessor	Change		Successor	Predecessor	Change
	June 30,	December 31,			June 30,	December 31,
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Massachusetts	$3,350,150	$3,085,278	$264,872	8.59%	$1,703,305	$1,569,911	$133,394	8.50%
Maine	1,008,296	933,677	74,619	7.99%	842,528	787,822	54,706	6.94%
New Hampshire	828,452	767,590	60,862	7.93%	593,021	564,604	28,417	5.03%
Vermont	669,982	664,063	5,919	0.89%	456,283	433,055	23,228	5.36%
Connecticut	618,898	583,907	34,991	5.99%	488,421	412,601	75,820	18.38%
New York	222,854	214,998	7,856	3.65%	188,714	160,601	28,113	17.50%

Total	$6,698,632	$6,249,513	$449,119	7.19%	$4,272,272	$3,928,594	$343,678	8.75%

Consumer loans and leases consist primarily of home equity lines and loans and direct/indirect automobile loans. Vision, dental and orthodontia fee plan loans and mobile home loans continue to decline since we ceased originating such loans in the fourth quarter of 2003.
The following table presents our consumer loans and leases by type at June 30, 2005 and December 31, 2004.
Table 12 — Composition of Consumer Loans and Leases

	Successor		Predecessor
	June 30,		December 31,
	2005		2004		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity	$3,467,603	59.80%	$3,123,525	58.55%	$344,078	11.02%
Automobile	1,867,241	32.20%	1,678,817	31.48%	188,424	11.22%
Mobile home	100,798	1.74%	111,874	2.10%	(11,076)	(9.90%)
Vision, dental and orthodontia fee plan	30,285	0.52%	49,934	0.94%	(19,649)	(39.35%)
Education	133,599	2.31%	159,314	2.99%	(25,715)	(16.14)%
Other	198,949	3.43%	210,206	3.94%	(11,257)	(5.36%)

Total	$5,798,475	100.00%	$5,333,670	100.00%	$464,805	8.71%

Nonperforming Assets
Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.23% at June 30, 2005, 0.28% at December 31, 2004 and 0.23% at June 30, 2004. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.37% at June 30, 2005, 0.44% at December 31, 2004 and 0.37% at June 30, 2004. See Table 13 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets decreased to $73.9 million at June 30, 2005 from $81.1 million at December 31, 2004 and amounted to $67.2 million at June 30, 2004. The decrease at June 30, 2005 compared to December 31, 2004 was primarily due to the application of $21.4 million of specific reserves to the carrying value of certain nonperforming commercial loans in accordance with the purchase method of accounting.
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

The following table presents information regarding our nonperforming assets for the last five quarters.
Table 13 — Nonperforming Assets

	Successor		Predecessor
	2005		2004
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans and leases:
Residential real estate loans	$6,165	$8,614	$7,846	$7,274	$7,870
Commercial real estate loans (1)	30,353	23,553	29,948	33,249	27,951
Commercial business loans and leases (2)	26,776	24,520	32,421	18,573	23,636
Consumer loans and leases	6,816	6,229	7,344	6,827	5,685

Total nonaccrual loans and leases	70,110	62,916	77,559	65,923	65,142

Other nonperforming assets:
Other real estate owned, net of related reserves	2,101	3,925	1,878	698	398
Repossessions, net of related reserves	1,695	2,087	1,666	1,358	1,627

Total other nonperforming assets	3,796	6,012	3,544	2,056	2,025

Total nonperforming assets	$73,906	$68,928	$81,103	$67,979	$67,167

Accruing loans and leases 90 days or more overdue	$6,122	$5,041	$5,254	$5,018	$4,142

Total nonperforming loans as a percentage of total loans and leases(3)	0.35%	0.32%	0.42%	0.36%	0.36%
Total nonperforming assets as a percentage of total assets	0.23%	0.21%	0.28%	0.23%	0.23%
Total nonperforming assets as a percentage of total loans and leases (3) and total other nonperforming assets	0.37%	0.35%	0.44%	0.37%	0.37%

(1)	In connection with the accounting for the TD transaction, as of March 1, 2005, specific reserves of $6.9 million were applied to reduce the individual loan balances on impaired commercial business loans and leases.

(2)	In connection with the accounting for the TD transaction, as of March 1, 2005, specific reserves of $14.5 million were applied to reduce the individual loan balances on impaired commercial real estate loans.

(3)	Total loans and leases exclude residential real estate loans held for sale.
Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At June 30, 2005, we had $6.1 million of accruing loans which were 90 days or more delinquent, as compared to $5.3 million at December 31, 2004 and $4.1 million at June 30, 2004. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.
Net Charge-offs
Net charge-offs amounted to $3.6 million during the three months ended June 30, 2005, as compared to $8.8 million during the three months ended June 30, 2004. Net charge-offs represented 0.07% of average loans and leases outstanding for the quarter ended June 30, 2005 and 0.20% for the quarter ended June 30, 2004.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.
Table 14 — Allowance for Credit Losses

	Successor	Combined	Predecessor
	2005 Second	2005 First	2004 Fourth	2004 Third	2004 Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$228,165	$243,152	$242,885	$247,620	$233,297
Additions due to acquisitions	—	14,494	—	—	13,665

Charge-offs:
Residential real estate mortgages (1)	93	65	(4)	101	(25)
Commercial real estate mortgages	271	5,551	216	4	172
Commercial business loans and leases	1,366	2,069	7,531	4,458	5,460
Consumer loans and leases	5,313	6,738	6,494	7,566	7,434

Total loans and leases charged off	7,043	14,423	14,237	12,129	13,041

Recoveries:
Residential real estate mortgages	4	8	5	15	17
Commercial real estate mortgages	663	1,519	703	534	835
Commercial business loans and leases	1,595	1,524	1,937	1,519	2,073
Consumer loans and leases	1,187	1,257	1,189	1,256	1,274

Total loans and leases recovered	3,449	4,308	3,834	3,324	4,199

Net charge-offs	3,594	10,115	10,403	8,805	8,842

Transfer for off-balance sheet loan commitments (2)	—	—	—	(6,600)	—
Provision for loan and lease losses	3,597	2,069	10,670	10,670	9,500
Specific reserves applied to reduce impaired loan carrying values (3)	—	(21,435)	—	—	—

Allowance for loan and lease losses at end of period (2)	$228,168	$228,165	$243,152	$242,885	$247,620

Total Allowance for Credit Losses:
Allowance for loan and lease losses	$228,169	$228,165	$243,152	$242,885
Liability for unfunded credit commitments (2)	6,807	6,707	6,600	6,600

Total allowance for credit losses	$234,976	$234,872	$249,752	$249,485

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (4)	0.07%	0.21%	0.22%	0.19%	0.20%
Ratio of allowance for credit losses to total loans and leases at end of period (2)	1.17%	1.20%	1.34%	1.36%	1.37%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	335%	373%	322%	378%	380%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (4):
Residential real estate mortgages	0.011%	0.006%	(0.001%)	0.011%	(0.006%)
Commercial real estate mortgages	(0.024%)	0.254%	(0.031%)	(0.034%)	(0.045%)
Commercial business loans and leases	(0.022%)	0.055%	0.576%	0.305%	0.370%
Consumer loans and leases	0.291%	0.404%	0.396%	0.483%	0.496%

Total portfolio loans and leases at end of period (4)	$20,028,662	$19,649,943	$18,592,994	$18,410,791	$18,110,312
Total nonperforming loans and leases at end of period	70,110	62,916	77,559	65,923	65,142
Average loans and leases outstanding during the period (4)	19,803,681	19,561,761	18,515,595	18,263,613	17,484,997

(1)	Residential real estate charge-offs include estimates of charge-offs and reversals of prior period estimates, which may result in negative charge-offs.

(2)	During the third quarter of 2004, we reclassified the portion of our allowance for credit losses related to unfunded credit commitments from the allowance for loan and lease losses to a separate liability account. The liability for unfunded credit commitments previously included in the allowance for loan and and lease losses was $5.4 million at June 30, 2004.

(3)	In connection with the TD transaction, $21.4 million of the allowance for loan and lease losses related to impaired commercial loans was transferred in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to reduce the carrying value of impaired commercial loans.

(4)	Excludes residential real estate loans held for sale.
Potential Problem Loans
In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $137 million at June 30, 2005 and $138 million at December 31, 2004. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.
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
The allowance for loan and lease losses amounted to $228.2 million at June 30, 2005 and $243.2 million at December 31, 2004. The $15 million decrease was attributable to (i) the transfer of $21.4 million of specific reserves on impaired loans from the allowance for loan and lease losses to reduce the carrying amount of impaired commercial loans (in accordance with SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) and as a result of the TD transaction and related purchase accounting adjustments and (ii) net charge-offs of $10.1 million during the first quarter of 2005 and $3.6 million in the second quarter of 2005. These items were partially offset by $14.5 million of general reserves which were acquired in connection with the acquisition of BostonFed and the total provision of $5.7 million for loan and lease losses in the first quarter and second quarters of 2005. Net charge-offs represented 0.07% of average loans and leases outstanding for the quarters ended June 30, 2005 and 0.20% for the same period in 2004. The ratio of the allowance for credit losses to nonperforming loans and leases was 335% at June 30, 2005 and 380% at June 30, 2004. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.17% at June 30, 2005 compared to 1.37% at June 30, 2004.
ASSET-LIABILITY MANAGEMENT
The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the state presidents of our banking subsidiary.
Interest Rate Risk
Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets, as well as in our non-maturity deposits. Residential mortgage-related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low-yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equity securities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.
In addition to directly impacting mortgage asset and deposit cash flows, interest rate changes could affect (i) the amount of loans originated and sold by us, (ii) the level and composition of deposits, (iii) the ability of borrowers to repay adjustable or variable rate loans, (iv) the average maturity of loans and investments, (v) the rate of amortization of premiums paid on securities, capitalized mortgage servicing rights, deferred fees and purchase accounting adjustments, (vi) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115 and the resultant ability to realize gains on the sale of such securities and (vii) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in earnings.
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
As indicated in Table 15, assuming a gradual 100 and 200 basis point increase in interest rates starting on June 30, 2005, we estimate that our net interest income in the following 12 months would decrease by 1.09% and 2.40%, respectively. This is because in the event of an upward shift in rates, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than will total interest-bearing liabilities. Also as indicated in Table 15, assuming a gradual 100 and 200 basis point decrease in interest rates starting on the same date, we estimate that our net interest income in the following 12 months would increase by 0.84% and 0.86%, respectively. These results are dependent on material assumptions such as interest rate movements, product pricing and customer behavior.
Table 15 — Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease
June 30, 2005	(2.40%)	(1.09%)	0.84%	0.86%

December 31, 2004	(2.13%)	(0.68%)	0.20%	(1.51%)

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should change by less than 5%. All interest rate risk measures were within compliance guidelines at June 30, 2005 and December 31, 2004.
2005 Asset-Liability Management Actions
The most significant factors affecting market risk exposure of net interest income during the six months ended June 30, 2005 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) changes in the prepayment speeds of mortgage assets, (iii) the addition of $2.2 billion of interest rate swap agreements fixing the cash flows of certain variable-rate loans tied to LIBOR or Prime, (iv) the approximately $3.4 billion deleveraging program implemented in the first quarter of 2005, which included the designation of $519 million of single-family residential loans as held for sale and the sale of $2.4 billion of mortgage-backed securities and $500 million of securities of US federal agencies, (v) the repurchase of 15.3 million shares of our common stock through March 31, 2005, and (vi) a 10 year U.S. Treasury rate lock to hedge cash flows on a planned 12 year $150 million subordinated debt issuance.
The Federal Reserve Board continued to raise short-term interest rates by increasing the federal funds target 2.75% to 3.25% by the end of the second quarter. Year-end federal funds forecasts currently range from 3.75% to 4.00%. The 10-year U. S. Treasury yield was down approximately 57 basis points for the quarter ended June 30, 2005, as compared to the quarter ended March 31, 2005, and down approximately 30 basis points from December 31, 2004. Mortgage rates decreased in line with the 10-year U.S. Treasury yield, with our 30-year conforming single-family residential mortgage rate down about 0.51% from March 31, 2005. As a result, the yield curve has flattened considerably with the spread between the 90 day Treasury Bill and 5 year U.S. Treasury Note only 58 basis points at June 30, 2005 compared to 140 basis points at June 30, 2004. Table 15 incorporates the estimated net impact of these changes, as well as planned 2005 activity, assuming various changes in interest rates.
Derivative Instruments
Purpose and Benefits
Derivative financial instruments are important tools that we use to manage our interest rate risk and help our customers manage theirs. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps, interest rate corridor agreements and forward security sales, among other instruments.

     The following table summarizes our derivative positions at June 30, 2005.
Table 16 — Derivative Positions
Asset-Liability Management Positions

	Notional Amount Maturing						Fair
Successor - June 30, 2005	2005	2006	2007	2008	Thereafter	Total	Value
Treasury lock agreement (1)	$165,000	$—	$—	$—	$—	$165,000	$(2,438)

Interest rate swap agreements-
Pay variable, receive fixed — loans	137,500	275,000	275,000	275,000	1,237,500	2,200,000	20,287

Forward commitments to sell loans	92,725	—	—	—	—	92,725	(653)
Customer-related Positions

	Notional Amount Maturing						Fair
Successor - June 30, 2005	2005	2006	2007	2008	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$2,000	$9,500	$18,974	$71,922	$870,251	$972,647	($31,549)
Pay fixed, receive variable	2,000	$9,500	$18,974	$71,922	$870,251	972,647	31,549

Foreign currency rate contracts
Forward contracts with customers	42,246	12,349	—	—	—	54,595	731
Forward contracts with dealers	42,372	12,382	—	—	—	54,754	(890)
Foreign exchange options to purchase	28,272	19,106	—	—	—	47,378	1,550
Foreign exchange options to sell	28,272	19,106	—	—	—	47,378	(1,550)

Rate-locked loan commitments (2)	62,784					62,784	320

(1)	Intended to hedge the cash flows on a planned 12 year $150 million subordinated debt issuance.

(2)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.
Designated Hedges
Through February 28, 2005, certain interest-rate swap contracts were designated as fair value hedges of fixed rate borrowings, consisting of $200 million of subordinated debt (7.625% due 2011), $150.0 million of senior notes (3.75% due 2008) and $191.5 million of FHLB advances (weighted average rate of 5.26% maturing through September 2005). Effective March 1, 2005, and as a result of the TD transaction and related purchase accounting adjustments, these swaps no longer qualified for fair value hedge accounting. All of these interest rate swaps designated as fair value hedges prior to February 28, 2005 were terminated on May 15, 2005.
At June 30, 2005, a total current notional amount of $2.2 billion of interest-rate swap contracts were designated to hedge the cash flows of certain variable-rate loans. The effect of these interest rate-swap contracts is to synthetically convert variable rate loans to fixed rates over the notional life of the interest-rate swap contract. Interest income on loans increased by $7.0 million during the three months ended June 30, 2005 as a result of these interest-rate swap contracts. Through February 28, 2005, a total current notional of $1.2 billion of interest-rate swap contracts were designated to hedge the cash flows of commercial loans tied to one-month LIBOR. Effective March 1, 2005, and as a result of the TD transaction and related purchase accounting adjustments, these $1.2 billion of swaps were not redesignated and no longer qualified for cash flow hedge accounting. ALCO met on April 21, 2005 and redesignated these $1.2 billion of swaps as cash flow hedges. In March 2005, we entered into $1.0 billion notional amount of interest rate swap contracts related to prime-based home equity lines of credit. There were no interest-rate swap agreements related to variable rate loans accounted for as cash flow hedges in the prior year.
On June 10, 2005, ALCO approved the issuance of $150 million of subordinated debt with a term of 12 years to be issued in the third quarter of 2005, and a related hedge of the interest rate risk on the future interest payments pertaining to this forecasted transaction. The subordinated debt issue is expected to be priced based on a spread to the 10 year US Treasury Note and the hedge is expected to be highly effective. On June 15, 2005, we entered into a $165 million 10- year US Treasury rate lock agreement expiring July 29, 2005 with an expiration strike of 4.142%. At June 30, 2005, the value of this transaction was roughly $2.4 million to the benefit of the counterparty.
We manage the interest rate risk inherent in our mortgage banking operations by entering into forward sales contracts and, to a lesser extent, by purchasing mortgage-backed security options. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market generally will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover 70% to 90% of loans held for sale which are currently closed or are anticipated to close. Purchased mortgage-backed security options are also used to hedge rate-locked loans.
The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.
Table 17 — Average Balances of Loans Held for Sale and Related Hedges

	Successor	Predecessor	Combined	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Residential mortgage loans held for sale	$48,559	$61,471	$44,368	$49,664
Rate-locked loan commitments	56,584	57,707	50,019	53,334
Forward sales contracts	86,670	104,622	78,301	90,111
Customer-related Positions
Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the three months ended June 30, 2005, we recorded a total notional amount of $210 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 16 include both the customer and offsetting dealer transactions.
Foreign Exchange or Market Risk
Our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.
Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these credit-worthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, which limits our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

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
Parent Company
On a parent-only basis at June 30, 2005, our debt service requirements consisted primarily of $371.4 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued by us or acquired entities to seven affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 5.74% to 11.30% at June 30, 2005. At the same date, annual debt service payments on these borrowings amounted to approximately $35.5 million.
The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. At June 30, 2005, our subsidiary bank had $132 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $70 million in cash or cash equivalents at June 30, 2005.
Banking Subsidiary
For our banking subsidiary, TD Banknorth, NA, liquidity represents the ability to fund asset growth and accommodate deposit withdrawals and meet other funding requirements. Liquidity risk is the risk that TD Banknorth, NA cannot meet anticipated or unexpected funding requirements or can meet them only at excessive cost. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.
In addition to traditional retail deposits, TD Banknorth, NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.
We continually monitor and forecast our liquidity position. There are several interdependent methods which we use for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingency funding plans.
At June 30, 2005, TD Banknorth, NA had in the aggregate $4.2 billion of “immediately accessible liquidity,” defined as cash that could be raised within 1-3 days through collateralized borrowings or sales of securities. This represented 21% of retail deposits, as compared to a current policy minimum of 10% of deposits.
Also at June 30, 2005, TD Banknorth, NA had in the aggregate “potentially volatile funds” of $3.5 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.
At June 30, 2005, the ratio of “immediately accessible liquidity” to “potentially volatile funds” was 121%, which exceeded our policy minimum of 100%.
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
CAPITAL
At June 30, 2005, shareholders’ equity amounted to $6.5 billion, or 20.4% of total assets, compared to $3.2 billion, or 11.1% of total assets at December 31, 2004. This $3.3 billion increase was primarily attributable to the purchase accounting adjustments recorded in connection with the TD transaction that resulted in a $3.4 billion increase to shareholders’ equity on March 1, 2005, the date of the transaction, as well as a $3.0 billion increase to goodwill, a $696 million increase to identifiable intangible assets and a $246 million increase in deferred tax liabilities related to identifiable intangible assets, which more than offset a $70 million decrease in other net assets. The goodwill and identifiable intangible assets (net of related deferred taxes) are not includable in capital for the calculation of regulatory capital ratios. Other changes in capital during the six months ended June 30, 2005 were due to the share repurchase program concluded in the first quarter of 2005, unrealized losses on securities available-for-sale, earnings and proceeds from the exercise of stock options.
We paid a cash dividend of $0.20 per share on our common stock during the second quarter of 2005 compared to $0.195 per share in the second quarter last year.
We repurchased 15.3 million shares of our common stock at an aggregate cost of $486.4 million, or an average of $31.79 per share, during March 2005. This completed our share repurchase program.
Capital guidelines issued by the Federal Reserve Board and the Office of the Comptroller of the Currency of the United States (“OCC”) respectively require us and our banking subsidiary to maintain certain capital ratios, set forth below. At June 30, 2005, TD Banknorth Inc. and Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 18 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005
TD Banknorth Inc. — Successor
Total capital (to risk-weighted assets)	$2,255,003	10.41%	$1,732,702	8.00%	$522,301	2.41%
Tier 1 capital (to risk-weighted assets)	1,792,388	8.28%	866,351	4.00%	926,037	4.28%
Tier 1 leverage capital ratio (to average assets)	1,792,388	6.65%	1,078,565	4.00%	713,823	2.65%
TD Banknorth, NA
Total capital (to risk-weighted assets)	$2,337,059	10.81%	1,729,672	8.00%	607,387	2.81%
Tier 1 capital (to risk-weighted assets)	1,879,529	8.69%	864,836	4.00%	1,014,693	4.69%
Tier 1 leverage capital ratio (to average assets)	1,879,529	6.99%	1,076,160	4.00%	803,369	2.99%

December 31, 2004
Banknorth Group, Inc. — Predecessor
Total capital (to risk-weighted assets)	$2,510,570	12.13%	$1,655,428	8.00%	$855,142	4.13%
Tier 1 capital (to risk-weighted assets)	2,060,335	9.96%	827,714	4.00%	1,232,621	5.96%
Tier 1 leverage capital ratio (to average assets)	2,060,335	7.58%	1,087,190	4.00%	973,145	3.58%
Banknorth, NA
Total capital (to risk-weighted assets)	2,387,678	11.57%	1,650,894	8.00%	736,784	3.57%
Tier 1 capital (to risk-weighted assets)	1,941,151	9.41%	825,447	4.00%	1,115,704	5.41%
Tier 1 leverage capital ratio (to average assets)	1,941,151	7.16%	1,084,507	4.00%	856,644	3.16%
Net risk-weighted assets were $21.7 billion for TD Banknorth Inc. and $21.6 billion for TD Banknorth NA at June 30, 2005 and $21.6 billion and $20.6 billion for each of TD Banknorth Inc. and Banknorth, NA at December 31, 2004.
At June 30, 2005, we operated seven affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.
The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at June 30, 2005.
Table 19 — Affiliated Trusts

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call	Call
Name	Date	Securities	Securities	Debentures (1)	Rate	Date	Date	Price
Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027	2/1/2007	104.53%
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027	5/1/2007	105.26%
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011	105.10%
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	5.74%	7/31/2031	7/31/2006	107.50%
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007	100.00%
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/19/2010	105.65%
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010	100.00%

				343,736
Remaining fair value adjustment				27,619

		$332,275	$11,461	$371,355

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures prior to fair value adjustment are equal to capital securities plus common securities.

At June 30, 2005, trust preferred securities amounted to 18.5% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Under the final regulation, commencing on March 31, 2007, the aggregate amount of restricted core capital elements (which include qualifying trust preferred securities, as well as qualifying cumulative perpetual preferred stock and Class B and Class C minority interests in consolidated subsidiaries, as defined) may not exceed 25% (15% for internationally active bank holding companies) of a bank holding company’s core capital elements (which consist of qualifying common stockholders’ equity, qualifying non-cumulative preferred stock and Class A minority interests in subsidiaries, as defined), net of goodwill less any associated deferred tax liability. The new test is more restrictive than the current limit for trust preferred securities, which does not deduct goodwill prior to calculating the 25% limit, and is likely to reduce the ability of some bank holding companies, particularly those that have completed significant purchase acquisitions, to include trust preferred securities in Tier 1 capital. In addition, effective March 31, 2007, the final rule limits the amount of qualifying trust preferred securities and Class C minority interests in excess of the restricted core capital limit that can be included in Tier 2 capital by providing that the amount of such elements, together with subordinated debt (other than mandatory convertible debt) and limited life preferred stock, that may be included in Tier 2 capital is limited to 50% of Tier 1 capital. The final rule also provides that during the last five years prior to maturity of the underlying subordinated note or debentures, trust preferred securities must be treated as limited-life preferred stock, excluded from Tier 1 capital and amortized it out of Tier 2 capital at the rate of 20% per year. Under the new regulation, until March 31, 2009, the aggregate amount of trust preferred securities and qualifying cumulative perpetual preferred stock that a bank holding company may include in Tier 1 capital is limited to 25% of the sum of the following core capital elements: qualifying common stockholder’s equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying minority interests in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. Until the same date, amounts of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock in excess of this limit may be included in Tier 2 capital. We believe that the final regulation will not affect our ability to continue to qualify as “well capitalized” under Federal Reserve Board regulations.
At June 30, 2005 and December 31, 2004, our consolidated borrowings included $227.6 million of 7.625% subordinated notes due in 2011 issued by our banking subsidiary, which qualify as Tier 2 capital for regulatory purposes.
Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 26.5% at June 30, 2005 compared to 22.6% at December 31, 2004 and 24.5% at June 30, 2004. The increase from December 31, 2004 was largely due to the effects of the share buyback program in 2005. We expect the ratio to drop back below 25% within 12 to 18 months.
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
Accounting for Derivatives and Hedging Activities
We use various derivative financial instruments to assist in managing our interest-rate risk and help our customers manage their interest rate risk. These derivative financial instruments are accounted for at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, we might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair value of the derivative instrument must flow through the consolidated statements of income in other noninterest income, which would result in greater volatility in our earnings.
IMPACT OF NEW ACCOUNTING STANDARDS
For information on the impact of new accounting standards, see Note 17 to the unaudited Consolidated Financial Statements.
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
Part II — Other Information
Item 1. Legal Proceedings
In the ordinary course of business, TD Banknorth and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against TD Banknorth and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against TD Banknorth and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of TD Banknorth. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on TD Banknorth’s consolidated results of operations in any future reporting period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) – (b) Not applicable.
     (c) The following table sets forth information with respect to any purchase made by or on behalf of TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of TD Banknorth common stock during the indicated periods.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
April 1-30, 2005	—	—	—	—

May 1-31, 2005	—	—	—	—

June 1-30, 2005	—	—	—	—

Item 3. Defaults Upon Senior Securities — not applicable.
Item 4. Submission of Matters to a Vote of Security Holders -
(a)	An annual meeting of shareholders of TD Banknorth was held on May 24, 2005 (“Annual Meeting”).

(b)	Not applicable.

(c)	There were 173,217,825 shares of common stock eligible to be voted at the Annual Meeting and 156,730,831 shares were represented in the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and vote for each proposal were as follows:
1.	Election of Class A directors for one year terms.
                         Director Nominees for One-Year Term

	FOR	AGAINST
Robert G. Clarke	155,683,278	1,047,553
P. Kevin Condron	155,692,575	1,038,256
John O. Drew	155,636,447	1,094,384
Colleen A. Khoury	155,686,213	1,044,618
Dana S. Levenson	155,714,330	1,016,501
Steven T. Martin	155,696,388	1,034,443
John M. Naughton	155,685,180	1,045,651
Malcolm W. Philbrook Jr.	146,464,408	10,266,423
Angelo P. Pizzagalli	155,679,125	1,051,706
Irving Rogers, III	155,670,029	1,060,802
William J. Ryan	155.294.312	1,436,519
Curtis M. Scribner	155,592,150	1,138,681
Gerry S. Weidema	155,721,509	1,009,322
     In addition, at the annual meeting of shareholders, The Toronto-Dominion Bank, the holder of the one outstanding share of Class B common stock of TD Banknorth, elected the following individuals as Class B directors for one-year terms: William E. Bennett, W. Edmund Clark and Wilbur F. Prezzano.
2.	Proposal to approve the Amended and Restated 2003 Equity Incentive Plan

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
123,186,946	17,285,264	542,856	15,715,765
Item 5. Other Information — not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of this report.
Exhibit 10.1 Form of Master ISDA Agreement for Interest Rate Swaps between TD Banknorth N.A. and the Toronto-Dominion Bank

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

TD BANKNORTH INC.

Date:August 9, 2005	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer

Date: August 9, 2005	By:	/s/ Stephen J. Boyle

Stephen J. Boyle
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX
Exhibit 10.1 Form of Master ISDA Agreement for Interest Rate Swaps between TD Banknorth N.A. and the Toronto - Dominion Bank
Exhibit 31.1 Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.
Exhibit 31.2 Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.
Exhibit 32.1 Certification of Chief Executive Officer under 18 U.S.C. § 1350.
Exhibit 32.2 Certification of Chief Financial Officer under 18 U.S.C. § 1350.