Form 10-Q
period 2005-09-30
TD BANKNORTH INC.
filed 2005-11-09
CIK 1304994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
The number of shares outstanding of the Registrant’s common stock as of October 31, 2005 is:

Common stock, par value $.01 per share	173,625,374
(Class)	(Outstanding)
Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	Successor	Predecessor
	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$741,983	$541,994
Federal funds sold and other short-term investments	7,576	2,312
Securities available for sale	4,410,425	6,728,523
Securities held to maturity (fair value of $69,358 and $87,507 at September 30, 2005 and December 31, 2004, respectively)	69,021	87,013
Loans held for sale	45,989	51,693
Loans and leases:
Residential real estate mortgages	3,048,411	3,081,217
Commercial real estate mortgages	6,716,035	6,249,513
Commercial business loans and leases	4,178,327	3,928,594
Consumer loans and leases	6,028,411	5,333,670

Total loans and leases	19,971,184	18,592,994
Less: Allowance for loan and lease losses	228,334	243,152

Net loans and leases	19,742,850	18,349,842

Premises and equipment, net	313,151	300,120
Goodwill	4,549,355	1,365,780
Identifiable intangible assets	696,401	50,376
Bank-owned life insurance	566,836	523,129
Other assets	671,659	687,028

Total assets	$31,815,246	$28,687,810

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,630,947	$2,546,018
Money market and NOW accounts	8,398,406	7,907,513
Certificates of deposit	4,863,471	4,484,370
Brokered deposits	61,576	576
Noninterest-bearing deposits	4,668,178	4,289,104

Total deposits	20,622,578	19,227,581
Short-term borrowings	2,953,151	3,729,252
Long-term debt	1,273,197	2,261,453
Deferred tax liability on identifiable intangible assets	258,017	17,632
Other liabilities	244,680	275,778

Total liabilities	25,351,623	25,511,696

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 188,426,630 in 2005 and 191,672,502 in 2004)	1,884	1,917
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2005)	—	—
Paid-in capital	6,833,956	1,763,572
Retained earnings	135,128	1,677,802
Unearned compensation	(1,506)	—
Treasury stock, at cost (14,811,269 shares in 2005 and 12,374,515 shares in 2004)	(470,592)	(265,020)
Accumulated other comprehensive loss	(35,247)	(2,157)

Total shareholders’ equity	6,463,623	3,176,114

Total liabilities and shareholders’ equity	$31,815,246	$28,687,810

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004

Interest and dividend income:
Interest and fees on loans and leases	$299,148	$240,776	$683,631	$176,949	$682,085
Interest and dividends on securities	51,531	82,902	125,012	51,183	240,863

Total interest and dividend income	350,679	323,678	808,643	228,132	922,948

Interest expense:
Interest on deposits	61,453	40,122	124,328	30,694	118,454
Interest on borrowed funds	40,229	45,579	94,736	32,654	121,386

Total interest expense	101,682	85,701	219,064	63,348	239,840

Net interest income	248,997	237,977	589,579	164,784	683,108
Provision for loan and lease losses	5,500	10,670	10,097	1,069	29,670

Net interest income after provision for loan and lease losses	243,497	227,307	579,482	163,715	653,438

Noninterest income:
Deposit services	34,558	27,583	76,134	18,359	80,995
Insurance agency commissions	12,216	12,417	31,460	8,252	38,431
Merchant and electronic banking income, net	15,824	13,723	35,914	7,751	37,196
Wealth management services	10,662	10,280	24,602	6,959	29,300
Bank-owned life insurance	5,994	5,732	14,029	4,169	17,503
Investment planning services	4,708	4,634	12,044	2,815	14,619
Net securities gains (losses)	1,014	3,124	(1,474)	(46,548)	10,060
Loans held for sale — Lower of cost or market adjustment	—	—	386	(7,500)	—
Change in unrealized loss on derivatives	(711)	—	5,954	—	—

Other noninterest income	19,342	15,703	44,091	9,104	45,314

	103,607	93,196	243,140	3,361	273,418

Noninterest expense:
Compensation and employee benefits	102,059	91,935	240,046	67,977	266,473
Occupancy	17,114	15,866	41,670	11,411	47,274
Equipment	12,831	12,074	30,210	8,440	35,777
Data processing	11,675	11,118	27,094	7,233	31,573
Advertising and marketing	7,503	6,278	17,911	4,373	20,105
Amortization of identifiable intangible assets	31,041	2,379	72,632	1,561	6,367
Merger and consolidation costs	1,163	5,603	10,458	27,264	11,351
Prepayment penalties on borrowings	—	—	3	6,300	—
Other noninterest expense	28,343	28,945	64,701	15,887	78,822

	211,729	174,198	504,725	150,446	497,742

Income before income tax expense	135,375	146,305	317,897	16,630	429,114
Provision for income taxes	46,634	48,534	109,931	6,182	145,169

Net income	$88,741	$97,771	$207,966	$10,448	$283,945

Basic earnings per share	$0.51	$0.56	$1.18	$0.06	$1.68

Diluted earnings per share	$0.51	$0.55	$1.17	$0.06	$1.65

Weighted average shares outstanding:
Basic	173,661	173,271	176,822	184,964	168,646
Dilutive effect of stock options	737	3,485	1,036	1,783	3,555

Diluted	174,398	176,756	177,858	186,747	172,201

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2004 (Predecessor)	179,298	$1,917	$1,763,572	$1,677,802	$—	$(265,020)	$(2,157)	$3,176,114

Net income	—	—	—	10,448	—	—	—	10,448
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	2,463	2,463
Unrealized gains (losses) on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income								5,197

Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825

Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368

Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	$(201,141)	$(7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	$(2,256)	$—	$—	$6,836,115

Net income	—	—	—	207,966	—	—	—	207,966
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(25,680)	(25,680)
Unrealized gains (losses)on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(9,567)	(9,567)

Comprehensive income (loss)								172,719

Treasury stock issued for employee benefit plans, including tax benefit of $0.9 million	487	—	(2,531)	—	—	15,816	—	13,285

Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)

Decrease in unearned compensation	—	—	—	—	750	—	—	750

Cash dividends declared ($0.42 per share)	—	—	—	(72,838)	—	—	—	(72,838)

Balances at September 30, 2005 (Successor)	173,615	$1,884	$6,833,956	$135,128	$(1,506)	$(470,592)	$(35,247)	$6,463,623

Balances at December 31, 2003 (Predecessor)	162,188	$1,823	$1,435,005	$1,508,292	$—	$(430,608)	$6,007	$2,520,519

Net income	—	—	—	283,945	—	—	—	283,945
Unrealized gains (losses) on securities, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(18,030)	(18,030)
Unrealized gains on cash flow hedges, net of reclassification adjustment and net of tax	—	—	—	—	—	—	(72)	(72)

Comprehensive income								265,843

Common stock issued for acquisitions	9,381	94	304,156	—	—	—	—	304,250

Treasury stock issued for employee benefit plans, including tax benefit of $11.7 million	2,454	—	2,924	—	—	52,599	—	55,523

Cash dividends declared ($0.59 per share)	—	—	—	(99,893)	—	—	—	(99,893)

Balances at September 30, 2004 (Predecessor)	174,023	$1,917	$1,742,085	$1,692,344	$—	$(378,009)	$(12,095)	$3,046,242

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	February 28, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$207,966	$10,448	$283,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	10,097	1,069	29,670
Depreciation of banking premises and equipment	28,284	7,807	32,845
Net amortization of premium and discounts	6,835	3,703	19,027
Amortization of intangible assets	72,632	1,561	6,367
(Benefit from) provision for deferred tax expense	(10,500)	2,000	9,600
Unearned compensation	750	—	—
Net losses (gains) realized from sales of securities and loans	44	46,548	(11,576)
Lower of cost or market adjustment on loans held for sale	—	7,500	—
Prepayment penalties on borrowings	—	6,300	—
Net losses (gains) realized from sales of loans held for sale	7,113	(616)	(2,682)
Increase in cash surrender value of bank owned life insurance	(12,186)	(4,169)	(17,503)
Proceeds from sales of loans held for sale	805,649	72,258	373,211
Residential loans originated and purchased for sale	(304,297)	(58,800)	(368,672)
Change in fair value on derivatives	(4,788)	—	—
Net decrease (increase) in other assets	31,092	47,443	(25,393)
Net increase (decrease) in other liabilities	23,133	(42,559)	37,004

Net cash provided by operating activities	861,824	100,493	365,843

Cash flows from investing activities:
Proceeds from sales of securities available for sale	662,100	83,271	2,164,935
Proceeds from sales of securities as part of deleveraging program	377,907	2,461,701	—
Proceeds from maturities and principal repayments of securities available for sale	602,520	190,117	1,025,960
Purchases of securities available for sale	(1,301,788)	(969,979)	(3,133,987)
Proceeds from maturities and principal repayments of securities held to maturity	13,322	4,670	30,214
Net increase in loans and leases	(570,931)	(222,430)	(1,103,017)
Proceeds from sales of portfolio loans	167,297	—	37,097
Net (additions) decrease to premises and equipment	(31,167)	798	(22,271)
Proceeds from policy coverage on bank-owned life insurance	—	141	—
Cash paid for acquisitions, net of cash acquired	—	130,685	49,061

Net cash (used in) provided by investing activities	(80,740)	1,678,974	(952,008)

Cash flows from financing activities:
Net increase (decrease) in deposits	477,639	(160,662)	289,186
Net (decrease) increase in short-term borrowings	(360,889)	2,102,739	904,380
Payments on short-term borrowings as part of deleveraging program	(374,491)	(1,461,701)	—
Proceeds from long-term debt	230,637	8,467	1,692
Payments on long-term debt	(206,097)	(474,664)	(301,183)
Payments on long-term debt as part of deleveraging program	—	(1,006,300)	—
Treasury stock issued for employee benefit plans	13,285	71,368	55,523
Purchase of treasury stock	(486,408)	—	—
Cash dividends paid to shareholders	(72,838)	(37,383)	(99,893)

Net cash (used in) provided by financing activities	(779,162)	(958,136)	849,705

Increase in cash and cash equivalents	1,922	821,331	263,540
Cash and cash equivalents at beginning of period	747,637	(73,694)	316,331

Cash and cash equivalents at end of period	$749,559	$747,637	$579,871

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$27,924,518	$1,469,630	$1,804,566
Fair value of liabilities assumed	25,626,026	1,422,658	1,417,562

Interest paid	$213,372	$68,238	$233,017
Income taxes paid (received)	62,767	(779)	102,118

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(In thousands, except per share data and as noted) (Unaudited)
Note 1 — Basis of Presentation
We, TD Banknorth Inc., are a bank/financial holding company under the Bank Holding Company Act of 1956, as amended, which conducts business through TD Banknorth, National Association (“TD Banknorth, NA”) and various nonbanking subsidiaries. We are a majority-owned subsidiary of The Toronto-Dominion Bank (“TD”) and successor to Banknorth Group, Inc. TD acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then TD acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of TD with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore, was accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:
•	cash paid by TD,

•	the value of TD common shares issued and

•	the value of TD Banknorth Inc. shares issued.
The purchase price and related purchase accounting adjustments have been recorded in our financial statements at and for the periods commencing March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005 and for the “successor” periods beginning on March 1, 2005. Information for all dates and “predecessor” periods prior to the acquisition on March 1, 2005 is presented using our historical basis of accounting. Although the TD transaction was consummated as of the close of business on March 1, 2005, for practical considerations all purchase accounting and fair value adjustments were calculated based on February 28, 2005 month-end balances and the results of operations for March 1, 2005 are included in the successor period. Had the purchase accounting and fair value adjustments been calculated based on March 1, 2005 end of day balances, the adjustments would have been substantially the same as those calculated based on February 28, 2005 month- end balances.
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

Note 2 — Accounting for the Transaction with The Toronto-Dominion Bank
As discussed in Note 1, the transaction with TD was accounted for as a purchase business combination and, as a result, the assets and liabilities of the predecessor company were adjusted to fair value as of the date of completion of the transaction. The following table sets forth how the purchase price was allocated to the assets and liabilities assumed based on their estimated fair values at the March 1, 2005 transaction date.

Implied Purchase Price
Value of TD common shares exchanged (1)	$1,806,535
Cash consideration (including cash in lieu of fractional shares)	2,306,947
Value of 49% of TD Banknorth shares exchanged (2)	2,686,802
Fair value of TD Banknorth stock options	35,831

Total implied purchase price	6,836,115

Allocation of the Implied Purchase Price
Predecessor stockholders’ equity as of March 1, 2005	3,415,121
Predecessor goodwill and intangible assets	(1,565,293)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	109,630
Loan relationship intangibles	95,826
Core deposit intangibles	566,000
Other identifiable intangibles	105,612
Deferred income taxes on identifiable intangible assets	(272,056)
Other assets	12,172
Fixed maturity deposits	(46,790)
Borrowings	(59,731)
Pension and post-employment benefit plans	(93,546)
Other liabilities	31,547

Fair value of net assets acquired	2,298,492

Estimated goodwill from the transaction at March 1, 2005	4,537,623
Adjustments recorded subsequent to March 1, 2005.	11,732

Goodwill at September 30, 2005	$4,549,355

(1)	Based on 188,428,501 Banknorth shares times exchange ratio of 0.2351 times $40.78, the closing price of the TD common shares on March 1, 2005.

(2)	Based on 188,428,501 Banknorth shares times 49% times $29.10, the opening price of the TD Banknorth common stock on March 2, 2005.
The primary adjustments since March 1, 2005 related to a higher tax rate used to estimate the deferred tax liability on purchase accounting adjustments. TD Banknorth expects that additional adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed may be recorded in future periods, although such adjustments are not expected to be significant. It is expected that none of the goodwill will be deductible for income tax purposes.

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
Purchase accounting adjustments on all acquisitions prior to March 1, 2005 have been superseded by the purchase accounting adjustments recorded in connection with the March 1, 2005 transaction with TD.
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

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004
Net income, as reported	$88,741	$97,771	$207,966	$10,448	$283,945
Deduct total stock-based employee compensation expense determined under fair value based method, net of related tax effects:
Effect of accelerated vesting of stock options in connection with the TD transaction	—	—	—	(9,293)	—
All other	(815)	(4,141)	(1,847)	(2,159)	(12,670)

Proforma net income (loss)	$87,926	$93,630	$206,119	$(1,004)	$271,275

Earnings per share
Basic — As reported	$0.51	$0.56	$1.18	$0.06	$1.68
Proforma	$0.51	$0.54	$1.17	$(0.01)	$1.61
Diluted — As reported	$0.51	$0.55	$1.17	$0.06	$1.65
Proforma	$0.50	$0.53	$1.16	$(0.01)	$1.57
Stock option awards granted after March 1, 2005 were valued using an expected volatility of 13% and life of 7.5 years, as compared to a weighted average expected volatility of 32% and life of 5.0 years used in valuing stock option awards granted in 2004. The 13% volatility was determined based on actual stock price volatility since March 15, 2005, a date shortly after the sale of a majority interest in the Company to TD, and represents our best estimate of expected volatility over the expected life of the options. The 7.5-year life was determined based on historical exercise patterns and current expectations on stock price volatility.
In addition to stock options, TD Banknorth has several restricted stock and restricted stock unit plans. Most restricted stock unit plans will be settled in cash and will vest three years from the date of grant. TD Banknorth recorded $3.7 million of compensation expense related to these grants during the three months ended September 30, 2005 and $9.2 million of expense, of which $857 thousand was merger-related, for the period March 1, 2005 to September 30, 2005.
Note 5 — Securities Available for Sale
The following table presents the fair value of investments with continuous unrealized losses for less than one year and more than one year at September 30, 2005.

	Successor
	Less than one year			More than one year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U. S. Government obligations and obligations of U.S.Government agencies and corporations	5	$2,222	$(15)	—	$—	$—	5	$2,222	$(15)
Tax exempt bonds and notes	161	129,588	(697)	—	—	—	161	129,588	(697)
Other bonds and notes	75	120,297	(914)	—	—	—	75	120,297	(914)
Mortgage-backed securities	851	3,650,562	(37,444)	—	—	—	851	3,650,562	(37,444)
Collateralized mortgage obligations	27	256,487	(1,836)	—	—	—	27	256,487	(1,836)
Equity securities	12	347	(51)	—	—	—	12	347	(51)

	1,131	$4,159,503	$(40,957)	—	$—	$—	1,131	$4,159,503	$(40,957)

As a result of the TD transaction and related purchase accounting adjustments recorded on March 1, 2005, all unrealized gains and/or losses on investment securities were reclassified as basis adjustments of the individual securities at March 1, 2005. Accordingly, at September 30, 2005 there were no unrealized losses in a continuous unrealized loss position for more than seven months.

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
At September 30, 2005, U.S. Government obligations and obligations of U.S. Government agencies and corporations included five securities which had unrealized losses; three of which were U.S. Treasury notes and two of which were Small Business Administration debentures. Market value declines were due to changes in interest rates since the date of purchase.
In June 2005, $171.2 million of investments in the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank were reclassified from securities available for sale to other assets. The classification of these investments as other assets is consistent with the reporting requirements of our principal banking regulators. All prior periods presented have been adjusted to conform to the current presentation.
Note 6 — Goodwill and Other Intangible Assets
The following table sets forth the carrying amount of goodwill and identifiable intangible assets during the periods indicated.

		Identifiable Intangibles
		Core Deposit
	Goodwill	Intangibles	Other	Total
Balance, December 31, 2004 (Predecessor)	$1,365,780	$43,723	$6,653	$50,376
Recorded during the period	140,006	13,172	—	13,172
Amortization expense	—	(1,237)	(324)	(1,561)
Adjustments of purchase accounting estimates	(2,479)	—	—	—

Balance, February 28, 2005 (Predecessor)	1,503,307	55,658	6,329	61,987
Reversal of prior intangibles in connection with the TD transaction	(1,503,307)	(55,658)	(6,329)	(61,987)
Recorded in connection with the TD transaction	4,537,623	566,000	201,438	767,438

Balance, March 1, 2005 (Successor)	4,537,623	566,000	201,438	767,438
Amortization expense	—	(62,412)	(10,220)	(72,632)
Change in deferred tax rate on intangible assets	11,859	—	—	—
Adjustments of purchase accounting estimates	(127)	—	1,595	1,595

Balance, September 30, 2005 (Successor)	$4,549,355	$503,588	$192,813	$696,401

Estimated Annual Amortization Expense:
Remaining 2005	—	$26,745	$4,144	$30,889
2006	—	96,167	16,134	112,301
2007	—	74,833	15,403	90,236
2008	—	61,833	14,354	76,187
2009	—	51,667	13,723	65,390
thereafter	—	192,343	129,055	321,398
The following table sets forth the components of identifiable intangible assets at September 30, 2005.

	Successor
	September 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$566,000	$62,412	$503,588
Loan relationship intangibles	95,826	3,192	92,634
Other identifiable intangibles	107,207	7,028	100,179

Total	$769,033	$72,632	$696,401

At September 30, 2005, there was a total of $258 million of deferred tax liabilities related to identifiable intangible assets. Both the identifiable intangible assets and related deferred tax liabilities increased significantly on March 1, 2005 due to the purchase accounting adjustments recorded in connection with the TD transaction.
Note 7 — Short-term Borrowings
Short-term borrowings are all borrowings with an original maturity of one year or less. The following table sets forth short-term borrowings at the dates indicated.

	Successor	Predecessor
	September 30, 2005	December 31, 2004
Securities sold under agreements to repurchase — retail	$1,454,087	$1,165,905
Federal funds purchased	1,064,920	618,000
Treasury, tax and loan notes	34,144	375,347
Federal Home Loan Bank advances	400,000	1,570,000

	$2,953,151	$3,729,252

Note 8 — Long-term Debt
The following table sets forth long-term debt (debt with original maturities of more than one year) at the dates indicated.

	Successor	Predecessor
	September 30, 2005	December 31, 2004
Federal Home Loan Bank advances	$158,112	$428,825
Securities sold under agreements to repurchase — wholesale	—	1,100,000
Securities sold under agreements to repurchase — retail	132,331	68,571
Junior subordinated debentures issued to affiliated trusts	368,796	310,746
Subordinated debt due 2011	226,406	200,000
Subordinated debt due 2022	232,218	—
Senior notes 3.75%, due 2008	148,790	149,810
Hedge-related basis adjustments on long-term debt	—	(4,420)
Other long-term debt	6,544	7,921

Total	$1,273,197	$2,261,453

Borrowings callable by the lender amounted to $95.0 million and $105.0 million at September 30, 2005 and December 31, 2004, respectively.
In September 2005, TD Banknorth, NA, a wholly-owned subsidiary of TD Banknorth, Inc., issued subordinated notes denominated in Canadian currency totaling $270 million, bearing a fixed rate of 4.644% until 2017 and maturing in 2022. Simultaneous with this issuance, TD Banknorth, NA entered into a cross currency swap agreement with TD to synthetically convert the notes into $228.6 million U.S. with a fixed rate of 5.05% for the initial 12-year period . Thereafter, interest will be payable quarterly at the Canadian Bankers Acceptance Rate plus 100 basis points.

Note 9 — Comprehensive Income
The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Unrealized gain (loss) on securities available for sale	($64,609)	$22,613	($41,996)	$126,350	($44,224)	$82,126
Unrealized gain (loss) on cash flow hedges	(3,801)	2,626	(1,175)	(1,391)	487	(904)
Reclassification adjustment for losses (gains) realized in net income	(35,609)	12,463	(23,146)	(1,949)	682	(1,267)

Net change in unrealized gains (losses)	($104,019)	$37,702	($66,317)	$123,010	($43,055)	$79,955

	Successor			Predecessor			Predecessor
	March 1, 2005 to			January 1, 2005 to			Nine Months Ended
	September 30, 2005			February 28, 2005			September 30, 2004
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Unrealized gain (loss) on securities available for sale	($40,983)	$14,344	($26,639)	($42,769)	$14,975	($27,794)	($17,681)	$6,189	($11,492)
Unrealized gain (loss) on cash flow hedges	49,378	(17,282)	32,096	(7,851)	(48)	(7,899)	(1,243)	435	(808)
Reclassification adjustment for losses (gains) realized in net income	(62,621)	21,917	(40,704)	46,834	(16,392)	30,442	(8,926)	3,124	(5,802)

Net change in unrealized gains (losses)	($54,226)	$18,979	($35,247)	($3,786)	($1,465)	($5,251)	($27,850)	$9,748	($18,102)

Note 10 — Allowance for Loan and Lease Losses
In connection with the TD transaction, and in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on March 1, 2005 $21.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of the impaired loans.
The loans acquired by TD Banknorth that are within the scope of SOP 03-3 are not accounted for using the income recognition model of the SOP because the timing of cash flows expected to be collected can not be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income is recognized on the cost recovery method in connection with these loans.
The following table summarizes acquired impaired loans at September 30, 2005:

Contractually required principal payments receivable at March 1, 2005	$84,078
Cash flows expected to be collected at March 1, 2005	42,925
Basis in acquired loans at March 1, 2005	42,925
Carrying value of loans at September 30, 2005	15,829

Note 11 — Balance Sheet Deleveraging
Coincident with the TD transaction, TD Banknorth implemented a balance sheet deleveraging program under which $2.9 billion of investment securities were sold and the proceeds from these sales were used to prepay borrowings. In addition, single-family residential mortgage loans with a carrying value of $519 million were reclassified to Loans Held for Sale in February 2005 and were sold in the second quarter of 2005, with the servicing being retained by TD Banknorth. These deleveraging transactions resulted in a $50.2 million pre-tax loss on sale of securities, a $7.1 million pre-tax loss to record the single-family residential mortgage loans at the lower of cost or market value and a $6.3 million pre-tax charge for prepayment penalties on borrowings.
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
Note 12 — Other Noninterest Income
The following table sets forth other noninterest income during the periods indicated.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004

Loan fee income	$8,031	$5,841	$19,294	$4,549	$19,529
Covered call premiums	1,951	5,661	4,668	1,412	14,039
Mortgage banking services income	2,910	1,913	5,644	923	5,249
Venture capital gains (write-downs)	(840)	(1,664)	(936)	(297)	(2,189)
Miscellaneous income	7,290	3,952	15,421	2,517	8,686

Total	$19,342	$15,703	$44,091	$9,104	$45,314

The following table presents the significant components of mortgage banking services income during the periods indicated.

	Successor		Predecessor	Successor		Predecessor	Predecessor
	Three Months Ended		Three Months Ended	March 1, 2005 to		January 1, 2005 to	Nine Months Ended
	September 30, 2005		September 30, 2004	September 30, 2005		February 28, 2005	September 30, 2004

Mortgage banking services income
Gains on sales and fee income	$3,105		$1,034	$5,298		$460	$4,098
Net effect of derivatives	52		491	(113)		159	286

	3,157		1,525	5,185		619	4,384
Residential mortgage servicing income(loss)	(247	)(1)	388	459	(1)	304	865

	$2,910		$1,913	$5,644		$923	$5,249

(1) Includes an impairment charge of $601 thousand on mortgage servicing rights in September 2005.

Note 13 — Pension and Other Postretirement Plans
The following table presents the amount of net periodic benefit cost recognized for the periods indicated.

Components of net periodic	Successor	Predecessor	Successor	Predecessor	Predecessor
benefit cost	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004
Qualified Pension
Service cost	$3,643	$3,379	$8,379	$2,369	$8,947
Interest cost	3,500	2,988	8,004	2,253	9,650
Expected return on plan assets	(5,527)	(5,083)	(12,871)	(3,671)	(14,739)
Amortization of prior service cost	—	2	—	1	6
Amortization of transition obligation	—	(65)	—	(39)	(193)
Amortization of net loss	—	686	—	809	2,818

Net periodic benefit cost	1,616	1,907	3,512	1,722	6,489

Nonqualified Pension
Service cost	227	189	514	106	387
Interest cost	539	504	1,290	305	1,314
Amortization of prior service cost	282	76	712	39	162
Amortization of transition obligation	—	3	—	2	9
Amortization of net loss	—	179	—	84	279

Net periodic benefit cost	1,048	951	2,516	536	2,151

Total net periodic benefit cost — pensions plans	$2,664	$2,858	$6,028	$2,258	$8,640

Other Postretirement Benefits
Service cost	$57	$40	$133	$37	$120
Interest cost	321	353	749	215	1,059
Amortization of prior service cost	—	35	—	23	105
Amortization of transition obligation	—	98	—	65	294
Amortization of net loss	—	99	—	35	297

Net periodic benefit cost — other postretirement benefit plans	$378	$625	$882	$375	$1,875

As a result of purchase accounting adjustments recorded as of March 1, 2005, unrecognized actuarial gains/losses, unamortized prior service cost and unrecognized transition obligations on pension and other benefit plans as of February 28, 2005 were written off. Accordingly, there is no amortization on these items after March 1, 2005. For nonqualified pension plans, enhancements were made to the benefit of existing participants on March 1, 2005, the cost of which is being amortized as prior service cost over the estimated remaining service years of the participants.
We expect to contribute approximately $27.6 million to our pension plans in 2005, none of which is required to satisfy minimum funding requirements. The discretionary contribution is anticipated to be paid in December after final review of the 2005 pension obligation and, as in prior years, is expected to be paid entirely in cash.
The Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law in December 2003 and introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) we have determined that the benefits we provide are at least actuarially equivalent to Medicare Part D. The effects of the federal subsidy resulted in an actuarial gain, which was fully recognized in the purchase accounting for the transaction with TD.

Note 14 — Merger and Consolidation Costs
The following table summarizes merger and consolidation costs for the periods indicated.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004
The Toronto-Dominion Bank Merger Charges
Transaction costs	$(1,500)	$3,190	$3	$18,148	$3,190
Personnel costs	398	—	3,052	2,285	—
Name change	1,013	—	3,214	2,061	—
Other costs	35	—	94	2,941	—

	(54)	3,190	6,363	25,435	3,190

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	39	—	774	673	—
Systems conversion and integration/customer communications	11	169	642	987	169
Other costs	70	44	1,028	211	46

	120	213	2,444	1,871	215

Hudson United Bancorp
Personnel costs	2	—	2	—	—
Systems conversion and integration/customer communications	580	—	580	—	—
Other costs	112	—	112	—	—

	694	—	694	—	—

Foxborough Savings Bank Merger Charges
Personnel costs	—	275	1	1	492
Systems conversion and integration/customer communications	—	688	—	—	1,227
Other costs	—	223	8	10	301

	—	1,186	9	11	2,020

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	1	393	3	(219)	1,296
Systems conversion and integration/customer communications	—	247	—	12	2,426
Other costs	95	271	405	36	1,233

	96	911	408	(171)	4,955

Other Costs
American Financial Holdings, Inc. Merger Charges	306	70	495	117	257
First & Ocean Bancorp Merger Charges	—	30	19	1	1,142
Warren Bancorp, Inc. Merger Charges	—	—	—	—	29
Reverse auto lease reserves (Banknorth-Vermont)	—	—	—	—	(470)
Other costs	1	3	26	—	13

	307	103	540	118	971

Total merger and consolidation costs	$1,163	$5,603	$10,458	$27,264	$11,351

The following tables summarize activity in the accrual account for merger and consolidation costs from December 31, 2004 through September 30, 2005.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	12/31/04	at Acquisition	Costs	Payments	Adjustments	2/28/05
The Toronto-Dominion Bank Merger	$432	$—	$25,435	$(2,976)	$—	$22,891
BostonFed Bancorp, Inc. Merger	—	25,764	1,871	(18,855)	27	8,807
Foxborough Savings Bank Merger	461	—	11	(14)	—	458
CCBT Financial Companies, Inc. Merger	1,966	—	(171)	(124)	—	1,671
First & Ocean Bancorp Merger	206	—	1	(3)	—	204
American Financial Holdings, Inc. Merger	—	—	117	(117)	—	—
Andover / MetroWest Mergers	78	—	—	—	(78)	—

Total	$3,143	$25,764	$27,264	$(22,089)	$(51)	$34,031

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	02/28/05	at Acquisition	Costs	Payments	Adjustments	9/30/05
The Toronto-Dominion Bank Merger	$22,891	$—	$6,363	$(26,501)	$—	$2,753
BostonFed Bancorp, Inc. Merger	8,807	—	2,444	(6,829)	(2,229)	2,193
Foxborough Savings Bank Merger	458	—	9	(10)	(457)	—
CCBT Financial Companies, Inc. Merger	1,671	—	408	(645)	(769)	665
Hudson United Bancorp	—	—	694	(694)	—	—
First & Ocean Bancorp Merger	204	—	19	(19)	(204)	—
American Financial Holdings, Inc. Merger	—	—	495	(495)	—	—
Other merger and consolidation costs	—	—	26	(45)	19	—

Total	$34,031	$—	$10,458	$(35,238)	$(3,640)	$5,611

Note 15 — Earnings Per Share
The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following options to purchase shares. These options were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004

Antidilutive effect of options outstanding	2,132	—	1,831	—	—
Note 16 — Related Party Transactions
TD Banknorth and its affiliates participate in various transactions with TD and its affiliates. Transactions involving our banking subsidiary, TD Banknorth, NA and its nonbanking affiliates (including TD Banknorth and TD) are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth as those prevailing at the time for similar non-affiliate transactions. Transactions between TD and TD Banknorth and their respective affiliates have included interest rate swap agreements, foreign exchange activities, international services, cost reimbursements, referral fees and intercompany deposits and borrowings. Amounts due to and from TD and off-balance sheet transactions with TD at September 30, 2005 were as follows:

September 30, 2005
Cash and due from banks	$2,581
Other assets:
Positive fair value marks on derivatives	6,558
Accounts receivable	1,295
Deferred tax asset	2,058
Deferred issuance costs	1,079
Other liabilities:
Negative fair value marks on derivatives	6,236
Accumulated other comprehensive income	(2,718)
Off-balance sheet transactions (notional amounts):
Interest rate swaps	1,553,480
Foreign exchange forward contracts	39,852
The effect on pre-tax income as a result of transactions with TD was an increase of $9.4 million for the three months ended September 30, 2005 and $19.3 million for the period March 1, 2005 to September 30, 2005. These increases were largely due to the income recorded on interest rate swap agreements which are accounted for as cash flow hedges.
TD Banknorth and TD have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of TD. Services covered by the Stewardship Agreement include participation in TD senior management meetings, participation in TD strategic planning sessions, monthly financial reporting in TD formats, corporate rebranding, BASEL II planning, monitoring of compliance of intercompany activities and assistance in various TD corporate initiatives. TD Banknorth bills TD monthly under the Stewardship Agreement. Monthly billings under this agreement have averaged approximately $0.6 million since March 2005.
In March 2005, TD Banknorth entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena became “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, TD Banknorth agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (each to be adjusted annually for inflation) each year in marketing and promoting the arena. TD is a formal party to this agreement and has agreed to pay the owner 50% of each of the initial fee and annual fee. This future commitment has not been recorded on our balance sheet because it is being accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”
In September 2005, TD Banknorth, NA issued subordinated notes denominated in Canadian currency totaling $270 million (or approximately $229 million in U.S. Dollars). TD Securities, a wholly-owned subsidiary of TD, served as placement agent for the offering of the notes, receiving a fee of 0.45% of the aggregate principal amount. The notes were purchased by several unaffiliated institutional investors in Canada. The Canada Trust Company, another wholly-owned subsidiary of TD, is the issuing and paying agent, note registrar and calculation agent with respect to the notes.
Note 17 — Accounting Changes
The following information addresses new or proposed accounting pronouncements.
Accounting for Share-Based Payments
In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans over the service period. Current disclosure provisions under FAS 123 are still applicable. In addition to stock option awards granted after July 1, 2005, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the income statement. FAS 123R is effective for interim or annual periods beginning after June 15, 2005. FAS 123R was scheduled to be effective for us starting July 1, 2005. The U. S. Securities and Exchange Commission (“SEC”) announced on April 14, 2005 the adoption of a new rule that amends the required compliance dates allowing companies to implement FAS 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005. On March 29, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-based Payment” (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the application of FAS 123(R) and the valuation of share-based payment arrangements for public companies. We expect to adopt FAS 123R on January 1, 2006. Assuming employee share-based compensation awards which are anticipated to be made in October 2005 and October 2006 are granted at the same level as the awards granted in March 2005, the adoption of FAS 123R effective January 1, 2006 is expected to decrease diluted earnings per share by approximately $.03 to $.04 in 2006. FAS 123R will not have a material effect on our financial condition or cash flows.
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

Accounting Changes and Error Corrections
In June 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. FAS 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. FAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. FAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
Other-Than-Temporary Impairments of Certain Investments
On November 3, 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP must be applied to reporting periods beginning after December 15, 2005. The implementation of this FSP is not expected to have a material impact on our financial condition or results of operations.
Note 18 — Subsequent Event
On July 11, 2005, Hudson United Bancorp (“Hudson”), TD Banknorth and, solely with respect to Article X thereof, TD entered into a definitive agreement and plan of merger which sets forth the terms and conditions under which Hudson will merge with and into TD Banknorth for a combination of cash and TD Banknorth common stock and TD Banknorth will concurrently sell shares of TD Banknorth common stock to TD to fund payment of the aggregate cash merger consideration. Under the terms of the merger agreement, each outstanding share of Hudson will be converted into the right to receive cash and/or TD Banknorth common stock, in either case having a value equal to $21.07 plus the product of 0.7247 times the average closing price of the TD Banknorth common stock during a ten-trading day period ending on the fifth trading day prior to the closing date for the merger. Hudson United shareholders will be entitled to elect to receive the merger consideration in the form of TD Banknorth common stock, cash, or a combination of TD Banknorth common stock and cash, subject to proration because the total amount of cash consideration payable in the merger is fixed at $941.8 million. The definitive agreement has been approved by the boards of directors of TD Banknorth and Hudson. The transaction is subject to all required regulatory approvals, approval of the shareholders of Hudson and TD Banknorth and other customary conditions. The transaction is expected to close in the first quarter of 2006 with operational integration to follow soon thereafter.
The cash portion of the transaction will be financed through TD Banknorth’s sale of 29.6 million shares of TD Banknorth common stock to TD at a price of $31.79 per share. On a proforma basis, based on the number of TD Banknorth shares outstanding as of June 30, 2005, TD’s percentage ownership of TD Banknorth will decrease slightly after giving effect to the transaction.
Hudson had $9.1 billion of assets and $520.5 million of shareholders’ equity at September 30, 2005.

Item 2.
TD BANKNORTH INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)
EXECUTIVE OVERVIEW
Method of Accounting
We, TD Banknorth Inc., are a bank/financial holding company under the Bank Holding Company Act of 1956, as amended, which conducts business through TD Banknorth, National Association (“TD Banknorth, NA”) and various nonbanking subsidiaries. We are a majority-owned subsidiary of The Toronto-Dominion Bank (“TD”) and successor to Banknorth Group, Inc. TD acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then TD acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of TD with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore, was accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:
•	cash paid by TD,

•	the value of TD common shares issued and

•	the value of TD Banknorth Inc. shares issued.
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
To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to September 30, 2005) to present “combined” results for the nine months ended September 30, 2005. A summary of the purchase accounting and fair value adjustments recorded as of March 1, 2005 in connection with the TD transaction is included in Note 2 to the unaudited consolidated financial statements. The most significant effects of the adjustments were to increase goodwill by $3.0 billion, identifiable intangible assets by $705 million and shareholders’ equity by $3.4 billion as of March 1, 2005. As a result, the amortization of identifiable intangible assets for the three months ended September 30, 2005 and the period from March 1, 2005 to September 30, 2005 were higher than they otherwise would have been under historical cost accounting by $28.6 million and $66.7 million, respectively. Estimated amortization expense for identifiable intangible assets for the remainder of 2005 and future years is included in Note 6 to the unaudited consolidated financial statements.
For comparative purposes, the following table sets forth selected income data on a historical basis for the period January 1, 2005 to February 28, 2005, on a fair value basis for the period March 1, 2005 to September 30, 2005, on a combined basis for the nine months ended September 30, 2005 and on a historical basis for the nine months ended September 30, 2004.

Table 1 — Selected Income Data

	Predecessor	Successor	Combined	Predecessor
	January 1, 2005 to	March 1, 2005 to	Nine Months Ended	Nine Months Ended
	February 28, 2005	September 30, 2005	September 30, 2005	September 30, 2004

Interest and dividend income:
Interest and fees on loans and leases	$176,949	$683,631	$860,580	$682,085
Interest and dividends on securities	51,183	125,012	176,195	240,863

Total interest and dividend income	228,132	808,643	1,036,775	922,948

Interest expense:
Interest on deposits	30,694	124,328	155,022	118,454
Interest on borrowed funds	32,654	94,736	127,390	121,386

Total interest expense	63,348	219,064	282,412	239,840

Net interest income	164,784	589,579	754,363	683,108
Provision for loan and lease losses	1,069	10,097	11,166	29,670

Net interest income after provision for loan and lease losses	163,715	579,482	743,197	653,438

Noninterest income:
Deposit services	18,359	76,134	94,493	80,995
Insurance agency commissions	8,252	31,460	39,712	38,431
Merchant and electronic banking income, net	7,751	35,914	43,665	37,196
Wealth management services	6,959	24,602	31,561	29,300
Bank-owned life insurance	4,169	14,029	18,198	17,503
Investment planning services	2,815	12,044	14,859	14,619
Net securities (losses) gains	(46,548)	(1,474)	(48,022)	10,060
Loans held for sale — Lower of cost or market adjustment	(7,500)	386	(7,114)	—
Change in unrealized loss on derivatives	—	5,954	5,954	—
Other noninterest income	9,104	44,091	53,195	45,314

	3,361	243,140	246,501	273,418

Noninterest expense:
Compensation and employee benefits	67,977	240,046	308,023	266,473
Occupancy	11,411	41,670	53,081	47,274
Equipment	8,440	30,210	38,650	35,777
Data processing	7,233	27,094	34,327	31,573
Advertising and marketing	4,373	17,911	22,284	20,105
Amortization of identifiable intangible assets	1,561	72,632	74,193	6,367
Merger and consolidation costs	27,264	10,458	37,722	11,351
Prepayment penalties on borrowings	6,300	3	6,303	—
Other noninterest expense	15,887	64,701	80,588	78,822

	150,446	504,725	655,171	497,742

Income before income tax expense	16,630	317,897	334,527	429,114
Provision for income taxes	6,182	109,931	116,113	145,169

Net income	$10,448	$207,966	$218,414	$283,945

Basic earnings per share			$1.24	$1.68

Diluted earnings per share			$1.23	$1.65

Weighted average shares outstanding:
Basic			176,822	168,646
Dilutive effect of stock options			1,036	3,555

Diluted			177,858	172,201

Because of the effects of accounting for the TD transaction under the purchase method effective March 1, 2005, information on a combined basis for the nine months ended September 30, 2005 may not be comparable to information presented for the nine months ended September 30, 2004 on a historical basis, and information presented on a historical basis at December 31, 2004 may not be comparable to information presented at September 30, 2005.

In connection with our accounting for the TD transaction, we have applied “push down” accounting to our wholly-owned banking subsidiary, TD Banknorth, NA. Under this approach, the majority of the purchase price for the TD transaction was “pushed down” to TD Banknorth, NA and used to establish a new accounting basis in the separate, stand-alone financial statements of TD Banknorth, NA based on the fair values of its assets and liabilities on March 1, 2005.
Acquisitions
During 2004 and the nine months ended September 30, 2005, we acquired the three financial institutions listed below. Our financial statements include the results of these bank acquisitions since acquisition date.
          Table 2 — Acquisitions

	Date
Acquisition	Acquired	Loans	Deposits
		(in millions)	(in millions)
BostonFed Bancorp, Inc.	1/21/2005	$1,227.4	$1,046.7
CCBT Financial Companies, Inc.	4/30/2004	854.8	975.5
Foxborough Savings Bank	4/30/2004	170.0	211.8
Operations
Diluted earnings per share were $0.51 per share in the three-month period ended September 30, 2005 as compared to $0.55 per share for the comparable period in 2004. This decline of $0.04 per diluted share was due to higher amortization expense of identifiable intangible assets related to our new basis of accounting effective March 1, 2005, which accounted for a decline of $0.10 in diluted earnings per share; all other items added a net $0.06 to diluted earnings per share. Results for the third quarter of 2005 as compared to the third quarter of 2004 can be summarized as follows:
•	Net interest income increased by $11.0 million, because a 31 basis point increase in net interest rate spread more than offset the effects of a $1.5 billion reduction in earning assets related to the balance sheet deleveraging programs. Despite a continued flattening of the yield curve, the net interest margin increased 41 basis points, in large part due to balance sheet deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005.

•	The provision for loan losses was $5.2 million lower, reflecting continued strong asset quality and lower charge-offs.

•	Noninterest income increased by $10.4 million due largely to increased transaction volumes in deposits and merchant and electronic banking.

•	Amortization of identifiable intangible assets increased by $28.7 million as a result of the new basis of accounting.

•	Noninterest expense excluding the amortization of intangible assets increased by $8.9 million as a result of the on-going operating expenses of BostonFed acquired on January 21, 2005, as well as higher expenses related to medical benefit programs and cash-settled restricted stock awards.
The following were significant factors related to the results for the third quarter of 2005 compared to the third quarter of 2004.
•	In February 2005, we implemented a deleveraging program under which we sold approximately $2.9 billion of securities with a weighted average yield of 4.03% and prepaid a similar amount of short-term borrowings, consisting of repurchase agreements and FHLB advances. In addition, $519 million of single-family residential loans were reclassified to loans held for sale prior to their sale, and marked down by $7.5 million in the first quarter to the estimated selling price. A $41.6 million after-tax loss was incurred in connection with this deleveraging program in the first quarter of 2005. This deleveraging program helped to increase our net interest margin.
•	During February and March 2005, a total of $2.2 billion notional amount of interest rate swap agreements were entered into to convert $2.2 billion of variable-rate loans into fixed-rate assets. These swap agreements mature ratably over 96 months.

•	During March 2005, we repurchased 15.3 million shares of our common stock at an average cost of $31.79 per share.

•	We completed the acquisition of BostonFed Bancorp Inc. on January 21, 2005. Acquisitions continue to be an important part of our long-term strategy for growth.

•	We applied purchase accounting for the transaction with TD, resulting in a new basis of accounting for our assets and liabilities as of March 1, 2005.

•	Total average loans and leases for the third quarter of 2005 increased 9.6% compared to the third quarter of 2004 due to acquisitions and internal growth, which more than offset the sale of $519 million of residential mortgages in connection with the balance sheet deleveraging program implemented in the first quarter of 2005.

•	Total average deposits for the third quarter of 2005 increased by 4.4% compared to the third quarter of 2004 as increases from acquisitions more than offset declining certificates of deposit. Excluding the effects of acquisitions and purchase accounting adjustments, total average deposits declined by 1.7%, as increases in checking deposits were more than offset by lower savings and certificate of deposit balances. Excluding the effects of acquisitions, noninterest-bearing accounts increased 5.0% during the third quarter of 2005 compared to the third quarter of 2004. The average cost of interest-bearing deposits has increased 50 basis points since the third quarter of 2004.

•	Our total risk-based capital ratio improved to 11.72% at September 30, 2005 from 10.43% at June 30, 2005 due in large part to the issuance of approximately $229 million in subordinated debt during the third quarter of 2005 which qualifies as Tier 2 capital under regulatory guidelines.
Selected quarterly data, ratios and per share data are provided in Table 3

Table 3 — Selected Quarterly Data

			Successor	Successor	Combined	Predecessor	Predecessor
			2005	2005	2005	2004	2004
			Third	Second	First	Fourth	Third
Condensed Income Statement
Interest income			$350,679	$342,447	$343,645	$327,900	$323,678
Interest expense			101,682	89,819	90,912	83,783	85,701

Net interest income	(A	)	248,997	252,628	252,733	244,117	237,977
Provision for loan and lease losses			5,500	3,597	2,069	10,670	10,670

Net interest income after provision for loan and lease losses			243,497	249,031	250,664	233,447	227,307
Noninterest income (1)	(B	)	103,607	117,272	25,621	72,537	93,196
Noninterest expense, excluding merger and consolidation costs (2)	(C	)	210,566	214,965	191,918	229,073	168,595
Merger and consolidation costs	(D	)	1,163	5,368	31,191	38,286	5,603

Income before income taxes			135,375	145,970	53,176	38,625	146,305
Income tax expense			46,634	50,375	19,101	17,927	48,534

Net income (1) (2)			$88,741	$95,595	$34,075	$20,698	$97,771

Weighted average shares outstanding:
Basic			173,661	173,428	183,393	177,071	173,271
Diluted			174,398	174,261	184,890	179,953	176,756

Basic earnings per share			$0.51	$0.55	$0.19	$0.12	$0.56
Diluted earnings per share			$0.51	$0.55	$0.18	$0.12	$0.55

Financial Ratios
Return on average assets (1) (2) (3)			1.11%	1.20%	0.45%	0.29%	1.33%
Return on average equity (1) (2) (3)			5.44%	5.98%	3.09%	2.66%	13.24%
Net interest margin (fully-taxable equivalent) (3)			4.09%	4.12%	3.96%	3.87%	3.68%
Noninterest income as a percent of total income (4)			29.38%	31.70%	9.20%	22.91%	28.14%
Efficiency ratio (1) (2) (5)			60.05%	59.57%	80.15%	84.43%	52.60%

Per Share Data
Book value per share			$37.23	$37.33	$36.65	$17.71	$17.50
Dividends per share			$0.22	$0.20	$0.20	$0.20	$0.20

(1)	Noninterest income included net securities losses of $50.0 million and $17.8 million in the first quarter of 2005 and fourth quarter of 2004, respectively, and lower of cost or market adjustments of $7.5 million in the first quarter of 2005 relating to the reclassification of $519 million of residential loans from held in portfolio to held for sale. These items were incurred as part of balance sheet deleveraging programs implemented during these periods. Noninterest income also included a change in unrealized loss on derivatives of $8.2 million in March 2005.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million and $61.5 million in the first quarter of 2005 and fourth quarter of 2004, respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).
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
Fully-taxable equivalent net interest income for the third quarter of 2005 increased $11.4 million, or 4.8%, compared to the third quarter of 2004. This increase was attributable to the following items:

•	a 41 basis point increase in net interest margin;

•	the acquisition of BostonFed in January 2005;

•	changes in the composition of earning assets resulting from deleveraging programs (loans comprised 82% of earning assets during the third quarter of 2005 compared to 71% during the third quarter of 2004);

•	changes in the composition of interest-bearing liabilities resulting from deleveraging programs (deposits comprised 78% of interest-bearing liabilities during the third quarter of 2005 compared to 70% during the third quarter of 2004);

•	the benefit of interest rate swap agreements with a notional amount of $2.2 billion which hedge the cash flows on certain variable rate loans, which increased net interest income by $4.1 million; and

•	a 7.3% increase in noninterest-bearing deposits.
Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, increased to 4.09% in the third quarter of 2005 from 3.68% in the third quarter of 2004. Our net interest margin in 2005 benefited from the deleveraging programs completed in October 2004 and March 2005. Our net interest margin declined slightly from the second quarter of 2005 (4.09% vs. 4.12%) due in part to a continued flattening of the yield curve.
Table 4 sets forth, for the three and nine months ended September 30, 2005 and 2004, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 4 — Average Balances, Yields and Rates

	Successor			Predecessor
	2005 Third Quarter			2004 Third Quarter
	Average		Yield/	Average		Yeild/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Loans and leases (2):
Residential real estate mortgages	$3,246,891	$44,806	5.52%	$3,135,400	$38,768	4.95%
Commercial real estate mortgages	6,719,570	103,508	6.11%	6,158,271	89,116	5.76%
Commercial business loans and leases	4,180,982	63,419	6.04%	3,827,919	47,550	4.93%
Consumer loans and leases	5,918,342	88,669	5.94%	5,185,483	66,458	5.10%

Total loans and leases	20,065,785	300,402	5.95%	18,307,073	241,892	5.26%
Investment securities (3)	4,341,490	52,086	4.80%	7,651,673	83,442	4.36%
Federal funds sold and other short-term investments	15,611	65	1.66%	5,609	22	1.55%

Total earning assets	24,422,886	352,553	5.74%	25,964,355	325,356	4.98%

Bank-owned life insurance	563,040			508,425
Goodwill	4,549,680			1,369,166
Indentifiable intangible assets	715,078			53,568
Noninterest-earning assets	1,484,288			1,280,594

Total assets	$31,734,972			$29,176,108

Interest-bearing deposits:
Regular savings	$2,605,428	2,138	0.33%	$2,603,474	1,887	0.29%
NOW and money market accounts	8,187,345	31,708	1.54%	7,884,927	15,758	0.80%
Certificates of deposit	4,841,020	27,005	2.21%	4,672,879	22,475	1.91%
Brokered deposits	62,505	602	3.82%	506	2	1.63%

Total interest-bearing deposits	15,696,298	61,453	1.55%	15,161,786	40,122	1.05%
Borrowed funds	4,411,042	40,229	3.62%	6,652,815	45,579	2.73%

Total interest-bearing liabilities	20,107,340	101,682	2.01%	21,814,601	85,701	1.56%

Non-interest bearing deposits	4,546,766			4,236,569
Deferred tax liability related to identifiable intangible assets	265,588			18,749
Other liabilities	338,178			167,454
Shareholders’ equity	6,477,100			2,938,735

Total liabilities and shareholders’ equity	$31,734,972			$29,176,108

Net earning assets	$4,315,546			$4,149,754

Net interest income (fully-taxable equivalent)		250,871			239,655
Less: fully-taxable equivalent adjustments		(1,874)			(1,678)

Net interest income		$248,997			$237,977

Net interest rate spread (fully-taxable equivalent)			3.73%			3.42%
Net interest margin (fully-taxable equivalent)			4.09%			3.68%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

Table 4 — Average Balances, Yields and Rates

	Combined			Predecessor
	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$3,570,839	$143,339	5.35%	$2,950,094	$111,512	5.04%
Commercial real estate mortgages	6,609,568	295,675	5.98%	5,861,892	251,689	5.74%
Commercial business loans and leases	4,121,366	178,754	5.82%	3,630,870	131,143	4.82%
Consumer loans and leases	5,703,486	246,528	5.78%	5,017,428	190,886	5.08%

Total loans and leases	20,005,259	864,296	5.78%	17,460,284	685,230	5.24%
Investment securities (3)	5,002,727	177,642	4.73%	7,523,082	242,379	4.30%
Federal funds sold and other short-term investments	14,434	225	2.09%	5,562	53	1.27%

Total earning assets	25,022,420	1,042,163	5.57%	24,988,928	927,662	4.95%

Bank-owned life insurance	555,616			498,736
Goodwill	3,875,544			1,267,703
Indentifiable intangible assets	588,958			44,905
Noninterest-earning assets	1,444,605			1,237,075

Total assets	$31,487,143			$28,037,347

Interest-bearing deposits:
Regular savings	$2,648,151	5,992	0.30%	$2,562,340	5,655	0.29%
NOW and money market accounts	8,102,660	77,094	1.27%	7,551,311	44,878	0.79%
Certificates of deposit	4,775,911	69,969	1.96%	4,684,097	67,919	1.94%
Brokered deposits	68,256	1,967	3.85%	170	2	1.63%

Total interest-bearing deposits	15,594,978	155,022	1.33%	14,797,918	118,454	1.07%
Borrowed funds	5,228,368	127,390	3.25%	6,394,319	121,386	2.53%

Total interest-bearing liabilities	20,823,346	282,412	1.81%	21,192,237	239,840	1.51%

Non-interest bearing deposits	4,374,659			3,875,740
Deferred tax liability related to identifiable intangible assets	178,710			15,717
Other liabilities	311,701			166,492
Shareholders’ equity	5,798,727			2,787,161

Total liabilities and shareholders’ equity	$31,487,143			$28,037,347

Net earning assets	$4,199,074			$3,796,691

Net interest income (fully-taxable equivalent)		759,751			687,822
Less: fully-taxable equivalent adjustments		(5,388)			(4,714)

Net interest income		$754,363			$683,108

Net interest rate spread (fully-taxable equivalent)			3.76%			3.44%
Net interest margin (fully-taxable equivalent)			4.06%			3.67%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

Table 5 presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rate (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by change in volume).
Table 5 — Rate /Volume Analysis

	Three Months Ended				Nine Months Ended
	September 30, 2005 (Successor) vs. Three Months Ended				September 30, 2005 (Combined) vs. Nine Months Ended
	September 30, 2004 (Predecessor)				September 30, 2004 (Predecessor)
	Increase (decrease) due to				Increase (decrease) due to
			Rate and	Total			Rate and	Total
	Volume (1)	Rate	Volume (2)	Change	Volume (1)	Rate	Volume (2)	Change

Interest income:
Loans and leases	$23,317	$31,839	$3,354	$58,510	$99,743	$70,520	$8,803	$179,066
Investment securities	(36,378)	8,486	(3,464)	(31,356)	(81,059)	24,195	(7,873)	(64,737)
Federal funds sold and other short-term investements	39	2	2	43	84	34	54	172

Total interest income	(13,022)	40,327	(108)	27,197	18,768	94,749	984	114,501

Interest expense:
Interest-bearing deposits:
Regular savings	1	262	(12)	251	186	192	(41)	337
NOW and money market accounts	610	14,707	633	15,950	3,258	27,110	1,848	32,216
Certificates of deposit	809	3,533	188	4,530	1,332	701	17	2,050
Brokered deposits	255	3	342	600	830	3	1,132	1,965

Total interest-bearing deposits	1,675	18,505	1,151	21,331	5,606	28,006	2,956	36,568
Borrowed funds	(15,426)	14,924	(4,848)	(5,350)	(22,063)	34,435	(6,368)	6,004

Total interest expense	(13,751)	33,429	(3,697)	15,981	(16,457)	62,441	(3,412)	42,572

Net interest income (fully taxable equivalent)	$729	$6,898	$3,589	$11,216	$35,225	$32,308	$4,396	$71,929

(1)	Volume increases include the effects of the acquisition of BostonFed Bancorp, Inc. on January 21, 2005 and Foxborough Savings Bank and CCBT Financial Companies, Inc. on April 30, 2004.
(2)	Includes changes in interest income and expense not due solely to volume or rate changes.
Tabe 6 summarizes the changes in the components of net interest income, average yields and rates paid, net interest margin and average balances during the periods indicated.
Table 6 — Analysis of Net Interest Income

	Successor	Predecessor		Combined	Predecessor
	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	Change	September 30, 2005	September 30, 2004	Change
Components of net interest income
Income on earning assets (fully-taxable equivalent)	$352,553	$325,356	$27,197	$1,042,163	$927,662	$114,501
Expense on interest-bearing liabilities	101,682	85,701	15,981	282,412	239,840	42,572

Net interest income (fully-taxable equivalent)	250,871	239,655	11,216	759,751	687,822	71,929
Less: fully-taxable equivalent adjustments	(1,874)	(1,678)	(196)	(5,388)	(4,714)	(674)

Net interest income, as reported	$248,997	$237,977	$11,020	$754,363	$683,108	$71,255

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	5.74%	4.98%	0.76%	5.57%	4.95%	0.62%
Rate paid on interest-bearing liabilities	2.01%	1.56%	0.45%	1.81%	1.51%	0.30%

Net interest rate spread (fully-taxable equivalent)	3.73%	3.42%	0.31%	3.76%	3.44%	0.32%

Net interest margin (fully-taxable equivalent)	4.09%	3.68%	0.41%	4.06%	3.67%	0.39%

Average balances
Loans and leases	$20,065,785	$18,307,073	$1,758,712	$20,005,259	$17,460,284	$2,544,975
Investment securities	4,341,490	7,651,673	(3,310,183)	5,002,727	7,523,082	(2,520,355)
Federal funds sold and other short-term investments	15,611	5,609	10,002	14,434	5,562	8,872

Total earning assets	24,422,886	25,964,355	(1,541,469)	25,022,420	24,988,928	33,492
Total interest-bearing liabilities	20,107,340	21,814,601	(1,707,261)	20,823,346	21,192,237	(368,891)

Net earning assets	$4,315,546	$4,149,754	$165,792	$4,199,074	$3,796,691	$402,383

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
We provided $5.5 million and $10.7 million for loan and lease losses in the quarters ended September 30, 2005 and 2004, respectively. In addition to the provisions made for on-balance sheet loans and leases, we provided $0.8 million for loss reserves related to off-balance sheet loan commitments. This $0.8 million provision is included with other noninterest expense. The reduction in the provision for loan and lease losses in the third quarter of 2005 reflected our consistently strong asset quality, loss experience and migration analysis. Specifically, net charge-offs were lower and our recent favorable loss factors replaced higher historical factors, resulting in a lower required allowance level and related provision for loan and lease losses. The ratio of net charge-offs to average loans and leases was 0.13% (annualized) in the third quarter of 2005 and 0.19% (annualized) for the third quarter 2004. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 369% at September 30, 2005, as compared to 322% at December 31, 2004 and 378% at September 30, 2004. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.
Noninterest Income
The following table presents noninterest income for the periods indicated.
Table 7 - Noninterest Income

	Successor	Predecessor			Combined	Predecessor
	Three Months Ended	Three Months Ended	Change		Nine Months Ended	Nine Months Ended	Change
	September 30, 2005	September 30, 2004	Amount	Percent	September 30, 2005	September 30, 2004	Amount	Percent
Noninterest income:
Deposit services	$34,558	$27,583	$6,975	25%	$94,493	$80,995	$13,498	17%
Insurance agency commissions	12,216	12,417	(201)	(2%)	39,712	38,431	1,281	3%
Merchant and electronic banking income, net	15,824	13,723	2,101	15%	43,665	37,196	6,469	17%
Wealth management services	10,662	10,280	382	4%	31,561	29,300	2,261	8%
Bank-owned life insurance	5,994	5,732	262	5%	18,198	17,503	695	4%
Investment planning services	4,708	4,634	74	2%	14,859	14,619	240	2%
Net securities gains (losses)	1,014	3,124	(2,110)	(68%)	(48,022)	10,060	(58,082)	N/M
Loans held for sale — lower of cost or market adjustment	—	—	—	N/M	(7,114)	—	(7,114)	N/M
Change in unrealized loss on derivatives	(711)	—	(711)	N/M	5,954	—	5,954	N/M

Other noninterest income:
Loan fee income	8,031	5,841	2,190	37%	23,843	19,527	4,316	22%
Covered call option premiums	1,951	5,661	(3,710)	(66%)	6,080	14,039	(7,959)	(57%)
Mortgage banking services income	2,910	1,913	997	N/M	6,567	5,249	1,318	25%
Venture capital write-downs	(840)	(1,664)	824	N/M	(1,233)	(2,189)	956	44%
Miscellaneous income	7,290	3,952	3,338	N/M	17,938	8,688	9,250	N/M

Total other noninterest income	19,342	15,703	3,639	23%	53,195	45,314	7,881	17%

Total noninterest income	$103,607	$93,196	$10,411	11%	$246,501	$273,418	$(26,917)	(10%)

N/M — not meaningful
Deposit services income for the three months ended September 30, 2005 increased $7 million, or 25%, compared to the same period last year, primarily due to an increase in overdraft fees resulting from increases in transaction volume and accounts. This increase in overdraft fees was partially offset by a decline in service charge income on business accounts resulting from the introduction of “Free Business Checking” in 2004. For the nine months ended September 30, 2005, deposit services income increased $13.5 million or 17%, compared to the same period last year. Acquisitions accounted for a portion of the increased number of deposit accounts, increased overdraft fees and increased service charges.
Insurance agency commissions in the three months ended September 30, 2005 decreased $201 thousand, or 2%, when compared to the same period last year. In the nine months ended September 30, 2005 insurance agency commissions increased by $1.3 million, or 3%, compared to the same period last year due primarily to revenue from acquisitions.
Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended September 30, 2005 increased $2.1 million, or 15%, compared to the same period last year, and increased $6.5 million, or 17%, in the nine months ended September 30, 2005 compared to the same period last year. These increases were primarily due to increases in the volume of transactions processed and increased market share from acquisitions.
Wealth management services income increased $382 thousand, or 4%, during the three months ended September 30, 2005, and increased $2.3 million, or 8%, in the nine months ended September 30, 2005 compared to the same respective periods last year. These increases were primarily due to an increase in assets under management, which increased to $11.1 billion at September 30, 2005 from $9.9 billion at September 30, 2004, an increase of $1.2 billion or 12%. The increase in assets under management was primarily due to the acquisition of CCBT in April 2004.
Income from bank-owned life insurance (“BOLI”) for the three months ended September 30, 2005 increased by $262 thousand, or 5%, compared to the same period last year, and increased $695 thousand, or 4%, in the nine months ended September 30, 2005 compared to the same period last year. Income from BOLI represents the increase in the cash surrender value of life insurance policies on the lives of certain officers naming TD Banknorth, NA, to be the beneficiary of such policies. The cash surrender value of our BOLI was $566.8 million at September 30, 2005 compared to $523.1 million at December 31, 2004. The $43.7 million increase was primarily comprised of amounts from acquisitions and increases in the cash surrender value of policies. Investment in BOLI provides us a means to mitigate increasing employee benefit costs. For the third quarter of 2005, the average carrying value of BOLI was $563 million compared to $508 million for the third quarter of 2004.
Investment planning services income consists primarily of commissions earned from sales of third party fixed annuities, variable annuities and mutual funds. Investment planning services income remained flat when compared to the same period last year. The pipeline of new business has slowed due to lower referral volume from the retail branch network in 2005.
Net securities gains amounted to $1.0 million during the third quarter of 2005. In the nine months ended September 30, 2005 net securities losses amounted to $48.0 million and included a $50.4 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. Net securities gains amounted to $3.1 million and $10.1 million during the three and nine months ended September 30, 2004 respectively. Gains and losses from the sale of securities are subject to market and economic conditions and, as a result, there can be no assurance that gains reported in prior periods will be achieved in the future.
Loans held for sale–lower of cost or market adjustment amounted to a $7.1 million charge in the nine months ended September 30, 2005. This amount was recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the first quarter of 2005. The sale of the $519 million of loans was completed in the second quarter of 2005. We retained the servicing on these loans.
The change in unrealized losses on certain derivatives of $0.7 million in the third quarter of 2005 was due to the termination of a $165 million, 10-year U.S. Treasury rate lock agreement that was originated in June 2005 to hedge the forecasted issuance of $150 million of subordinated debt. In September 2005 a decision was made to issue the subordinated debt in Canada rather than proceed with the originally forecasted U.S. transaction and the $165 million rate lock was terminated, resulting in a loss of $0.7 million. We decided that a Canadian subordinated debt issuance was preferable to a U.S. subordinated debt issuance for several reasons, including, lower funding costs, lower issuance costs via a private placement and a longer fixed term. We estimate the annual cost savings to be approximately $0.4 million per year. The remaining $6.7 million change in unrealized loss on derivatives in the nine months ended September 30, 2005 resulted from required changes in accounting for certain interest rate swap agreements in connection with the accounting for the TD transaction under the purchase method. Through February 28, 2005, interest rate swap agreements with a notional amount of $541.5 million were accounted for as fair value hedges of certain fixed rate FHLB borrowings, subordinated debt and senior notes. In addition, interest rate swap agreements with a notional amount of $1.2 billion were entered into in February 2005 and were accounted for as cash flow hedges of certain variable rate commercial loans through February 28, 2005. Under hedge accounting rules, the fair value of these interest rate swap agreements was recorded on our balance sheet with the offset recorded as an adjustment of borrowings (in the case of the fair value hedges) or shareholders’ equity - accumulated other comprehensive income (in the case of cash flow hedges). On March 1, 2005, the date of completion of the TD transaction and resultant purchase accounting adjustments, these interest rate swap agreements were not redesignated as hedges because it was not determined that the TD transaction should be accounted for under the purchase method until several weeks later. As a result, hedge accounting for these interest rate swap agreements was no longer permitted. In March 2005, a loss of $8.2 million was recorded to reflect the change in the fair value of these swap agreements from March 1, 2005 to March 31, 2005. On April 21, 2005, the interest rate swap agreements related to variable rate commercial loans were redesignated as cash flow hedges, and a gain of $10.1 million was recorded to reflect the change in fair value of these agreements from March 31, 2005 to April 21, 2005; these interest rate swaps were able to be redesignated as cash flow hedges because all applicable requirements of SFAS No. 133 paragraphs 28 and 29 were met at the new inception date. The interest rate swap agreements related to fixed rate borrowings could not be redesignated as hedges because they did not meet the requirements to be considered highly effective. These interest rate swap agreements were terminated on May 13, 2005. From March 31, 2005 to May 13, 2005 these interest rate swap agreements increased in value and a gain of $4.8 million was recorded.
Other noninterest income increased $3.6 million, or 23%, in the three months ended September 30, 2005 and $7.9 million, or 17%, in the nine months ended September 30, 2005 compared to the respective periods last year. Loan fee income was up $2.2 million as compared to the third quarter of 2004 and was up $4.3 million for the nine months ended September 30, 2005 as compared to the prior period in 2004; these increases were largely due to higher volumes of interest rate swap agreements sold by us to commercial loan customers to synthetically fix the interest rate on their variable rate loans (we simultaneously enter into offsetting interest rate swap agreements with third party dealers). Covered call option premiums declined by $3.7 million from the third quarter of 2004 and by $7.9 million for the nine months ended September 30, 2005 as compared to the prior period in 2004; these declines were related to lower volatility in interest rates and lower purchases of investment securities. The covered call option program is managed in conjunction with the fixed-income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call option activity varies from quarter to quarter as interest rates, levels of market volatility and our strategic objectives for the fixed-income securities portfolio change. Mortgage banking services income was up $1.0 million over the third quarter of 2004 and up $1.3 million for the nine months ended September 30, 2005 as compared to the prior period in 2004; these increases were largely due to a $1.7 million gain on the sale of $106 million of portfolio loans in September 2005 and higher margins on sales of current production, offset in part by a $601 thousand impairment charge on mortgage servicing rights tied to adjustable-rate loans serviced for others recorded in September 2005. Venture capital write-downs were lower than prior year amounts , reflecting improved performance of our investments in venture capital funds. Miscellaneous other noninterest income includes income earned on investments in the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank, fees and commissions on our official check program, cash receipts in excess of estimated cash flows on certain impaired loans which were written down to estimated fair value in connection with the TD transaction and fees earned from business referrals to The Toronto-Dominion Bank since March 1, 2005; each of these items increased over the amounts recorded in the comparable prior year periods.

Noninterest Expense
The following table presents noninterest expense during the periods indicated.
Table 8 — Noninterest Expense

	Successor	Predecessor			Combined	Predecessor
	Three Months Ended	Three Months Ended	Change		Nine Months Ended	Nine Months Ended	Change
	September 30, 2005	September 30, 2004	Amount	Percent	September 30, 2005	September 30, 2004	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$102,059	$91,935	$10,124	11%	$308,023	$266,473	$41,550	16%
Occupancy	17,114	15,866	1,248	8%	53,081	47,274	5,807	12%
Equipment	12,831	12,074	757	6%	38,650	35,777	2,873	8%
Data processing	11,675	11,118	557	5%	34,327	31,573	2,754	9%
Advertising and marketing	7,503	6,278	1,225	20%	22,284	20,105	2,179	11%
Amortization of identifiable intangible assets	31,041	2,379	28,662	N/M	74,193	6,367	67,826	N/M
Merger and consolidation costs	1,163	5,603	(4,440)	(79%)	37,722	11,351	26,371	N/M
Prepayment penalties on borrowings	—	—	—	—	6,303	—	6,303	N/M
Other noninterest expense:
Telephone	3,078	3,829	(751)	(20%)	10,062	10,893	(831)	(8%)
Office supplies	3,626	2,829	797	28%	9,246	7,823	1,423	18%
Postage and freight	2,893	2,742	151	6%	8,647	7,887	760	10%
Miscellaneous loan costs	1,215	1,405	(190)	(14%)	3,858	3,190	668	21%
Deposits and other assessments	993	963	30	3%	3,139	2,811	328	12%
Collection and carrying costs of non-performing assets	608	628	(20)	(3%)	1,747	1,944	(197)	(10%)
Miscellaneous	15,930	16,549	(619)	(4%)	43,889	44,274	(385)	(1%)

Total other noninterest expense	28,343	28,945	(602)	(2%)	80,588	78,822	1,766	2%

Total noninterest expense	$211,729	$174,198	$37,531	22%	$655,171	$497,742	$157,429	32%

N/M — not meaningful
Noninterest expense decreased $602 thousand, or 2%, in the third quarter of 2005, and increased $1.8 million, or 2%, in the nine months ended September 30, 2005 compared to the same respective periods last year. The increase in the nine months ended September 30, 2005 was primarily due to a $67.8 million increase in amortization of intangible assets recorded in connection with the transaction with TD on March 1, 2005, and a $26.4 million increase in merger and consolidation costs, which also was primarily related to the transaction with TD, as well as increases in operating costs attributable to acquired banks (staff and facilities costs) and $6.3 million of prepayment penalties on borrowings related to a deleveraging program implemented in the first quarter of 2005. Variances in specific noninterest expense components are discussed in the following paragraphs.
Compensation and employee benefits expense increased $10.1 million, or 11%, in the third quarter of 2005 and $41.6 million, or 16% in the nine months ended September 30, 2005 compared to the same respective periods last year. These increases were due primarily to higher salaries and benefit costs, resulting from acquisitions and normal merit increases, expenses associated with restricted stock unit awards granted in March 2005 that are settled in cash and a $2.8 million reduction of benefit expense recorded in the second quarter of 2004 related to favorable claims experience in our self-insured medical plan from July 2003 (plan inception) through March 2004.
Occupancy expense increased $1.2 million, or 8%, in the third quarter of 2005 and $5.8 million, or 12%, in the nine months ended September 30, 2005 compared to the same respective periods last year. This increase was primarily due to the expense associated with facilities from acquisitions and increased grounds maintenance and, for the nine months ended September 30, 2005, higher electricity expense as a result of winter weather conditions.
Equipment expense increased $757 thousand, or 6%, in the third quarter of 2005 and $2.9 million, or 8%, in the nine months ended September 30, 2005 compared to the same respective periods last year. These increases were primarily due to increased costs from acquisitions, depreciation on new equipment purchases and equipment maintenance expenses.
Data processing expense increased $557 thousand, or 5%, in the third quarter of 2005 and $2.8 million, or 9%, in the nine months ended September 30, 2005 compared to the same respective periods last year. These increases were primarily due to data line charges from system upgrades and increased software licensing expense.
Advertising and marketing expense increased $1.2 million, or 20%, in the third quarter of 2005 and $2.2 million, or 11%, in the nine months ended September 30, 2005 compared to the same respective periods last year. These increases were primarily due to additional brand advertising and promotional campaigns to enhance brand recognition in certain of our markets. We began amortizing the costs of the naming rights agreement for the TD Banknorth Garden in Boston, Massachusetts on July 1, 2005. Our 50% share of these costs is expected to be approximately $3.6 million per year (TD bears the other 50%). In the third quarter (and year to date) of the current year, the naming rights amortization amounted to $0.9 million.
Merger and consolidation costs decreased $4.4 million in the third quarter of 2005 but increased $26.4 million in the nine months ended September 30, 2005 compared to the same respective periods last year. The increase was due primarily to costs incurred in connection with our transaction with TD and, to a lesser extent, our acquisition of BostonFed in January 2005. For a tabular analysis of our merger and consolidation costs, see Note 14 to the unaudited consolidated financial statements.
Other noninterest expense declined slightly for the third quarter of 2005 compared to the third quarter of 2004, and increased $1.8 million, or 2%, for the nine month period ended September 30, 2005, compared to the same period last year. The decline for the three month period was largely due to lower legal settlement costs and lower telephone charges. The increase for the nine month period was largely due to increased office supply costs related to acquisitions and increased volumes of office supply purchases (including the supplies cost for restocking stationary and forms related to our name change), as well as increased provisions for losses related to off-balance sheet loan commitments.
Taxes
The effective tax rate was 34.4% for the three months ended September 30, 2005 and 34.7% for the nine months ended September 30, 2005 compared to 33.2% and 33.8% for three and nine months ended September 30, 2004, respectively. The increased effective tax rate for the three-month period related primarily to state income taxes. The increased effective tax rate for the nine-month period related primarily to non-deductible transaction expenses related to the transaction with TD and to state income taxes. The effective tax rate for the remainder of 2005 is expected to be approximately 34% to 35%.
We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have recently been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and intend to appeal them in accordance with administrative procedures. Although we believe that our reserves for existing and potential state tax assessments are appropriate, we estimate that the range of reasonably possible exposure over established reserves for existing and potential state tax assessments is from $0 to $11 million, after federal tax benefits. To the extent we settle these assessments for an amount greater than or less than the related reserves, the excess or deficiency will be recorded as an adjustment to goodwill.

Comprehensive Income
Our comprehensive income amounted to $177.9 million for the nine months ended September 30, 2005 as compared to $265.8 million for the same period last year. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity.
Our available for sale investment portfolio had net unrealized gains (losses) of ($39.6) million, $669 thousand and ($15.8) million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. Net of applicable income tax effects, these amounts were ($25.8) million, $435 thousand and ($10.3) million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and to the composition of the available for sale investment securities portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.
FINANCIAL CONDITION
Our consolidated total assets increased by $3.1 billion, or 11%, from $28.7 billion at December 31, 2004 to $31.8 billion at September 30, 2005, primarily as a result of three factors. The purchase accounting adjustments recorded on March 1, 2005 in connection with the TD transaction resulted in the recognition of an additional $3.0 billion of goodwill and an additional $705 million of identifiable intangible assets. The acquisition of BostonFed Bancorp, Inc. on January 21, 2005 increased assets by approximately $1.5 billion. A deleveraging program implemented coincident with the TD transaction reduced assets by $2.9 billion.
Total average assets were $31.7 billion and $29.2 billion for the three months ended September 30, 2005 and 2004, respectively, and $31.5 billion and $28.0 billion for the nine months ended September 30, 2005 and 2004, respectively. The increases in total average assets were largely due to acquisitions, which increased average assets by approximately $1.7 billion and $2.2 billion for the three months and nine months ended September 30, 2005, respectively, as compared to the same respective periods in 2004, as well as internal growth. The increases were notwithstanding the effects of the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005, which reduced average assets by approximately $2.3 billion.
Shareholders’ equity totaled $6.5 billion at September 30, 2005 and $3.2 billion at December 31, 2004, an increase of $3.3 billion. The increase was due primarily to the effects of accounting for the transaction with TD under the purchase method. See Note 2 to the unaudited Consolidated Financial Statements.
Securities
The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.
The securities portfolio (including securities classified as held to maturity) averaged $4.3 billion during the third quarter of 2005, as compared to $7.7 billion in the third quarter of 2004. The decrease in the average securities portfolio resulted primarily from the deleveraging programs in the fourth quarter of 2004 and the first quarter of 2005, which were partially offset by the effects of the acquisitions in 2004 and 2005. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, asset-backed securities and corporate bonds. Substantially all securities available for sale were rated AAA or equivalently rated at September

30, 2005. The average yield on securities was 4.80% for the quarter ended September 30, 2005 compared to 4.36% for the quarter ended September 30, 2004. With the exception of securitized residential real estate loans held in a REMIC that were classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at fair value. Securities available for sale had an after-tax unrealized loss of $25.8 million and an after-tax unrealized gain of $0.4 million at September 30, 2005 and December 31, 2004, respectively. These unrealized gains (losses) do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.
Loans and Leases
Total loans and leases (including loans held for sale) averaged $20.1 billion during the third quarter of 2005, an increase of $1.8 billion, or 10%, from the third quarter of 2004. Excluding acquisitions and the effects of purchase accounting adjustments, average loans and leases for the quarter ended September 30, 2005 were $388 million, or 2%, higher than the comparable period in 2004. Average loans and leases as a percent of average earning assets was 82% during the quarter ended September 30, 2005 compared to 71% during the quarter ended September 30, 2004.
Average residential real estate loans (which include mortgage loans held for sale) of $3.2 billion during the third quarter of 2005 increased $111 million from the average amount of such loans during the third quarter of last year. Excluding acquisitions and the effects of purchase accounting adjustments, average residential loans decreased approximately $773 million, or 19%. The weighted average yield on residential real estate loans increased from 4.95% to 5.52% during the quarters ended September 30, 2004 and 2005, respectively, primarily due to the sale of such loans in connection with the deleveraging program in the first quarter of 2005, which included $519 million of lower-yielding loans, and the repricing of adjustable-rate loans.
Mortgage loans held for sale amounted to $46 million and $52 million at September 30, 2005 and December 31, 2004, respectively. In May 2005, we sold $519 million residential mortgage loans as part of the deleveraging program implemented in the first quarter of 2005. We also sold portfolio mortgage loans in the amount of $60 million and $106 million in June 2005 and September 2005, respectively. In addition, we continue to sell substantially all of the conforming fixed-rate loans we originate.
Commercial real estate loans averaged $6.7 billion during the third quarter of 2005, an increase of $561 million, or 9%, from the third quarter of last year. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial real estate loans increased $274 million, or 4%, during this period. Most of our markets posted increases, with the largest increases in Massachusetts, Maine and Connecticut. The weighted average yield on commercial real estate loans during the third quarter of 2005 was 6.11%, as compared to 5.76% in the third quarter of 2004, an increase of 35 basis points. The higher yield reflects the effects of higher prevailing rates as a result of the increase in prime rates in 2004 and 2005.
Commercial business loans and leases averaged $4.2 billion during the third quarter of 2005, an increase of $353 million, or 9%, over the third quarter of 2004. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial business loans and leases increased $317 million, or 8%. Most of our markets posted increases, with Massachusetts, Maine, Connecticut, and New Hampshire showing the strongest growth. The weighted average yield on commercial loans and leases increased to 6.04% in the third quarter of 2005 from 4.93% in the third quarter of 2004. The increase in the yield was primarily due to higher rates on new loans, the upward repricing of variable-rate loans and the benefit of a $1.2 billion notional amount cash flow hedge (interest rate swap agreement) entered into February 2005.
Consumer loans and leases averaged $5.9 billion during the third quarter of 2005, an increase of $733 million, or 14%, from the third quarter of 2004. Excluding acquisitions and the effects of purchase accounting adjustments, average consumer loans and leases increased $570 million or 11%. The growth in consumer loans was primarily in home equity loans and indirect auto loans. The weighted average yield on consumer loans and leases increased to 5.94% in the third quarter of 2005 from 5.10% in the third quarter of 2004, resulting from the upward repricing of variable rate loans and, to a lesser degree, the benefit of a $1 billion notional amount cash flow hedge (interest rate swap agreement) entered into in March 2005. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk.”
Deposits
Total deposits averaged $20.2 billion during the third quarter of 2005, an increase of $845 million, or 4%, from the third quarter of 2004. This increase was primarily due to acquisitions. Noninterest-bearing accounts and money market and NOW accounts reflected the largest increases. The ratio of loans to deposits was 97% at September 30, 2005 and at December 31, 2004.
Average noninterest-bearing deposits totaled $4.5 billion during the third quarter of 2005, an increase of $310 million, or 7%, from the third quarter of 2004. Excluding acquisitions, average noninterest-bearing deposits increased $219 million, or 5%.
Average interest-bearing deposits of $15.7 billion during the third quarter of 2005 increased $535 million, or 4%, from the third quarter of 2004. Excluding acquisitions, average savings, money market and NOW accounts decreased $245 million, or 2%, and certificates of deposits declined by 8%. The decline in certificates of deposit resulted from our decision to allow certain deposits priced above alternate funding costs to run off. The average rates paid on all interest-bearing deposits increased by 50 basis points from 1.05% in the third quarter of 2004 to 1.55% in the third quarter of 2005, reflecting the increase in prevailing interest rates.
Included within the deposit categories above are government banking deposits, which averaged $2.0 billion in the third quarter of 2005 and $1.7 billion in the third quarter of 2004. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.
Other Funding Sources
We use both short-term and long-term borrowings to balance earning asset growth. Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury. Short-term borrowings amounted to $3.0 billion and $3.7 billion at September 30, 2005 and December 31, 2004, respectively, a decrease of $776 million.
Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.3 billion at September 30, 2005 and $2.3 billion at December 31, 2004. The decrease of $988 million related to the repayment of wholesale securities sold under repurchase agreements as part of the deleveraging program in the first quarter of 2005.
At September 30, 2005 and December 31, 2004, long-term FHLB borrowings amounted to $158 million and $429 million, respectively, and were collateralized primarily with first mortgage loans secured by single-family properties. These borrowings had an average cost of 4.54% during the nine months ended September 30, 2005 as compared to 4.22% during the nine months ended September 30, 2004.
At September 30, 2005 and December 31, 2004, long-term wholesale securities sold under repurchase agreements amounted to $0 and $1.1 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations. Wholesale securities sold under repurchase agreements were repaid as part of the deleveraging program in the first quarter of 2005.

At September 30, 2005 and December 31, 2004, we had outstanding $368.8 million and $310.7 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. At September 30, 2005, these junior subordinated debentures had a fair value adjustment of $25.1 million. See “Capital” below.
At September 30, 2005 and December 31, 2004, our consolidated borrowings included $226 million of 7.625% subordinated notes due 2011 issued by our banking subsidiary in 2001. These notes had a carrying value of $226 million at September 30, 2005, inclusive of a $26.4 million remaining fair value adjustment recorded under the purchase method of accounting. The notes qualify as Tier 2 capital for regulatory purposes.
In September 2005, TD Banknorth, NA issued Can$270 million of subordinated notes (USD $229 million). These notes are unconditionally guaranteed by TD. These notes pay a fixed rate of interest semi-annually until September 20, 2017 and a floating rate equal to the Canadian Bankers’ Acceptance Rate plus 1.00% quarterly thereafter until maturity on September 20, 2022. On or after September 20, 2017, TD Banknorth, NA may, at its option, redeem the notes at 100% of the principal amount together with accrued and unpaid interest. Prior to September 20, 2017, TD Banknorth, NA may, at its option, redeem the notes at a redemption price which is equal to the higher of 100% of the principal amount and the Canada yield price (as defined), together in each case with accrued and unpaid interest. TD Banknorth, NA may not redeem the notes without the required approval of the Office of the Comptroller of the Currency of the United States (“OCC”) and the written approval of the Office of the Superintendent of Financial Institutions (Canada). The notes qualify as Tier 2 regulatory capital of TD Banknorth and TD Banknorth, NA. In connection with this issuance, we entered into a $229 million notional amount cross currency swap agreement which matures on September 20, 2017; this cross currency swap agreement synthetically fixes the interest rate at 5.05% on USD$229 million.
At September 30, 2005 and December 31, 2004, we had outstanding $149 million of 5-year senior notes carrying a fixed rate of 3.75%. These notes had a carrying value of $150 million at September 30, 2005, inclusive of a $1 million remaining fair value adjustment recorded under the purchase method of accounting. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.
At September 30, 2005, we had a $110 million unsecured line of credit with TD. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during the nine months ended September 30, 2005. We have additional borrowing capacity as more fully described under “Liquidity” below.
Shareholders’ Equity
Shareholders’ equity amounted to $6.5 billion at September 30, 2005, an increase of $3.3 billion from our $3.2 billion of shareholders’ equity at December 31, 2004. This increase was primarily attributable to the $3.4 billion increase resulting from accounting for the TD transaction under the purchase method. This increase more than offset the repurchase of 15.3 million shares of our common stock for $486 million in the aggregate (at an average cost of $31.79 per share) and the payment of $72.8 million of cash dividends declared on our common stock during the nine months ended September 30, 2005. Shareholders’ equity also was impacted by $177.9 million of comprehensive income during the nine months ended September 30, 2005.
Our retained earnings at September 30, 2005 amounted to $135.1 million, as compared to $1.7 billion at December 31, 2004. The use of the purchase method to account for the transaction with TD resulted in the elimination of our retained earnings as of March 1, 2005. We do not believe that this decrease in retained earnings will adversely affect our ability to maintain our quarterly dividend policy in the future. Dividends declared in the third quarter of 2005 were $.22 per share compared to $.20 per share for the same period last year. On October 25, 2005, we declared a $0.22 per share cash dividend payable on November 14, 2005 to shareholders of record on November 4, 2005.
Book value per share amounted to $37.23 and $17.71 at September 30, 2005 and December 31, 2004, respectively, and tangible book value per share amounted to $8.50 and $9.82 at the same dates, respectively.

For information regarding our compliance with applicable capital requirements, see “Capital” below.
CONTRACTUAL OBLIGATIONS
In March 2005, TD Banknorth entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena became “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, TD Banknorth agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (each to be adjusted annually for inflation) each year in marketing and promoting the arena. TD is a formal party to this agreement and has agreed to pay the owner 50% of each of the initial fee and annual fee. This future commitment has not been recorded on our balance sheet because it is being accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”
The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at September 30, 2005.
Table 9 — Contractual Obligations and Other Commitments — Successor

		Payments Due By Period
		Less than	1 — 3	4 — 5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,266,725	$176,281	$33,744	$167,625	$889,075
Capital lease obligations	6,472	132	816	1,391	4,133

Total long-term debt	1,273,197	176,413	34,560	169,016	893,208
Operating lease obligations	135,143	26,946	40,536	28,259	39,402
Pension plan contribution (2)	27,600	27,600	—	—	—
Other benefit plan payments — estimated	46,875	4,318	9,055	12,602	20,900
Other vendor obligations (3)	87,509	13,111	13,822	6,565	54,011

Total contractual obligations	$1,570,324	$248,388	$97,973	$216,442	$1,007,521

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden effective July 1, 2005 net of TD’s 50% share.

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 — 3	4 — 5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$5,521,806	$1,386,990	$253,814	$149,451	$3,731,551
Standby letters of credit	553,960	94,489	95,600	94,315	269,556
Commercial letters of credit	16,618	11,851	513	1,440	2,814
Commitments to originate loans	2,364,505	1,467,328	416,424	135,745	345,008
Other commitments	247,871	4,850	12,448	2,367	228,206

Total commitments	$8,704,760	$2,965,508	$778,799	$383,318	$4,577,135

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 — 3	4 — 5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$1,092,411	$9,500	$86,301	$185,017	$811,593
Interest rate swaps with dealers (2)	1,092,411	9,500	86,301	185,017	811,593
Interest rate caps with commercial borrowers	10,888	—	—	9,435	1,453
Interest rate caps with dealers	10,888	—	—	9,435	1,453
Interest rate swaps on loans (3)	2,200,000	275,000	550,000	550,000	825,000
Cross currency swap (USD) (4)	228,620	—	—	—	228,620
Forward commitments to sell loans	85,328	85,328	—	—	—
Foreign currency rate contracts: (5)
Forward contracts with customers	28,312	27,706	606	—	—
Forward contracts with dealers	28,312	27,706	606	—	—
Foreign exchange options to purchase	11,156	11,156	—	—	—
Foreign exchange options to sell	11,156	11,156	—	—	—
Rate-locked loan commitments	59,986	59,986	—	—	—

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Offsetting swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swaps on loans (TD Banknorth pays fixed, receives variable).

(4)	Swap on borrowings.

(5)	Forward contracts for customer accommodations.
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
Our board of directors has established our overall strategic direction and approves our overall risk policies and oversees our overall risk management process. The board has established the Audit Committee and, through TD Banknorth, NA , the Board Risk Committee to oversee key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines and identifies and monitors key operational risks.
CREDIT RISK MANAGEMENT
General
TD Banknorth NA’s Board Risk Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan and lease portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to assess consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Results of Operations — Provision and Allowance for Loan and Lease Losses.”
The following table presents the composition of our loan and lease portfolio at the dates indicated.
Table 10 — Composition of Loans and Leases

	Successor			Predecessor
	September 30, 2005			December 31, 2004
		Percent	Percent		Percent	Percent
	Amount	of Loans	Nonperforming	Amount	of Loans	Nonperforming
Residential real estate mortgages	$3,048,411	15%	0.21%	$3,081,217	16%	0.25%
Commercial real estate mortgages	6,716,035	34%	0.43%	6,249,513	34%	0.48%
Commercial business loan and leases	4,178,327	21%	0.50%	3,928,594	21%	0.83%
Consumer loan and leases	6,028,411	30%	0.11%	5,333,670	29%	0.14%

	$19,971,184	100%	0.32%	$18,592,994	100%	0.42%

Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan-to-value ratio of 80%, unless the excess is protected by mortgage insurance.
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
Our commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $92.0 million at September 30, 2005. We do not emphasize the purchase of participations in syndicated commercial loans. At September 30, 2005, we had $498.7 million of outstanding participations in syndicated commercial loans and had an additional $495.6 million of unfunded commitments related to these participations.
The following table presents the geographic distribution of our commercial loans and leases at September 30, 2005 and December 31, 2004.
Table 11 — Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	Successor	Predecessor	Change		Successor	Predecessor	Change
	September 30,	December 31,			September 30,	December 31,
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Massachusetts	$3,352,922	$3,085,278	$267,644	8.67%	$1,666,161	$1,569,911	$96,250	6.13%
Maine	1,005,014	933,677	71,337	7.64%	828,772	787,822	40,950	5.20%
New Hampshire	853,780	767,590	86,190	11.23%	564,628	564,604	24	0.00%
Vermont	639,038	664,063	(25,025)	(3.77%)	441,771	433,055	8,716	2.01%
Connecticut	636,450	583,907	52,543	9.00%	505,354	412,601	92,753	22.48%
New York	228,831	214,998	13,833	6.43%	171,641	160,601	11,040	6.87%

Total	$6,716,035	$6,249,513	$466,522	7.46%	$4,178,327	$3,928,594	$249,733	6.36%

Consumer loans and leases consist primarily of home equity lines and loans and direct/indirect automobile loans. Vision, dental and orthodontia fee plan loans and mobile home loans continue to decline since we ceased originating such loans in the fourth quarter of 2003.
The following table presents our consumer loans and leases by type at September 30, 2005 and December 31, 2004.
Table 12 — Composition of Consumer Loans and Leases

	Successor		Predecessor
	September 30,		December 31,
	2005		2004		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity	$3,513,918	58.29%	$3,123,525	58.55%	$390,393	12.50%
Automobile	1,990,194	33.01%	1,678,817	31.48%	311,377	18.55%
Mobile home	94,352	1.57%	111,874	2.10%	(17,522)	(15.66%)
Vision, dental and orthodontia fee plan	23,394	0.39%	49,934	0.94%	(26,540)	(53.15%)
Education	185,642	3.08%	159,314	2.99%	26,328	16.53%
Other	220,911	3.66%	210,206	3.94%	10,705	5.09%

Total	$6,028,411	100.00%	$5,333,670	100.00%	$694,741	13.03%

Nonperforming Assets
Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.21% at September 30, 2005, 0.28% at December 31, 2004 and 0.23% at September 30, 2004. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.33% at September 30, 2005, 0.44% at December 31, 2004 and 0.37% at September 30, 2004. See Table 13 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets decreased to $66.9 million at September 30, 2005 from $81.1 million at December 31, 2004 and amounted to $68.0 million at September 30, 2004. The decrease at September 30, 2005 compared to December 31, 2004 was primarily due to the application of $21.4 million of specific reserves to the carrying value of certain nonperforming commercial loans in accordance with the purchase method of accounting.
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

The following table presents information regarding our nonperforming assets for the last five quarters.
Table 13 — Nonperforming Assets

	Successor			Predecessor
	2004			2005
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans and leases:
Residential real estate loans	$6,531	$6,165	$8,614	$7,846	$7,274
Commercial real estate loans (1)	29,224	30,353	23,553	29,948	33,249
Commercial business loans and leases (2)	21,306	26,776	24,520	32,421	18,573
Consumer loans and leases	6,899	6,816	6,229	7,344	6,827

Total nonaccrual loans and leases	63,960	70,110	62,916	77,559	65,923

Other nonperforming assets:
Other real estate owned, net of related reserves	1,554	2,101	3,925	1,878	698
Repossessions, net of related reserves	1,375	1,695	2,087	1,666	1,358

Total other nonperforming assets	2,929	3,796	6,012	3,544	2,056

Total nonperforming assets	$66,889	$73,906	$68,928	$81,103	$67,979

Accruing loans and leases 90 days or more overdue	$6,489	$6,122	$5,041	$5,254	$5,018

Total nonperforming loans as a percentage of total loans and leases(3)	0.32%	0.35%	0.32%	0.42%	0.36%
Total nonperforming assets as a percentage of total assets	0.21%	0.23%	0.21%	0.28%	0.23%
Total nonperforming assets as a percentage of total loans and leases (3) and total other nonperforming assets	0.33%	0.37%	0.35%	0.44%	0.37%

(1)	In connection with the accounting for the TD tranaction, as of March 1, 2005, specific reserves of $6.9 million were applied to reduce the individual loan balances on impaired commercial business loans and leases.

(2)	In connection with the accounting for the TD transaction, as of March 1, 2005, specific reserves of $14.5 million were applied to reduce the individual loan balances on impaired commercial real estate loans.

(3)	Total loans and leases exclude residential real estate loans held for sale.
Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At September 30, 2005, we had $6.5 million of accruing loans which were 90 days or more delinquent, as compared to $5.3 million at December 31, 2004 and $5.0 million at September 30, 2004. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.
Net Charge-offs
Net charge-offs amounted to $6.3 million during the three months ended Sept 30, 2005, as compared to $8.8 million during the three months ended September 30, 2004. The decrease was largely due to increased recoveries in the third quarter of 2005. Net charge-offs represented 0.13% of average loans and leases outstanding for the quarter ended September 30, 2005 and 0.19% for the quarter ended September 30, 2004.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.
Table 14 — Allowance for Credit Losses

	Successor	Successor	Combined	Predecessor
	2005 Third	2005 Second	2005 First	2004 Fourth	2004 Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$228,168	$228,165	$243,152	$242,885	$247,620
Additions due to acquisitions	—	—	14,494	—	—

Charge-offs:
Residential real estate mortgages (1)	17	93	65	(4)	101
Commercial real estate mortgages	2,194	271	5,551	216	4
Commercial business loans and leases	2,828	1,366	2,069	7,531	4,458
Consumer loans and leases	6,716	5,313	6,738	6,494	7,566

Total loans and leases charged off	11,755	7,043	14,423	14,237	12,129

Recoveries:
Residential real estate mortgages	142	4	8	5	15
Commercial real estate mortgages	477	663	1,519	703	534
Commercial business loans and leases	2,825	1,595	1,524	1,937	1,519
Consumer loans and leases	1,977	1,187	1,257	1,189	1,256

Total loans and leases recovered	5,421	3,449	4,308	3,834	3,324

Net charge-offs	6,334	3,594	10,115	10,403	8,805

Transfer for off-balance sheet loan commitments (2)	—	—	—	—	(6,600)
Provision for loan and lease losses	5,500	3,597	2,069	10,670	10,670
Specific reserves applied to reduce impaired loan carrying values (3)	1,000	—	(21,435)	—	—

Allowance for loan and lease losses at end of period (2)	$228,334	$228,168	$228,165	$243,152	$242,885

Total Allowance for Credit Losses:
Allowance for loan and lease losses	$228,334	$228,168	$228,165	$243,152	$242,885
Liability for unfunded credit commitments (2)	7,607	6,807	6,707	6,600	6,600

Total allowance for credit losses	$235,941	$234,975	$234,872	$249,752	$249,485

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (4)	0.13%	0.07%	0.21%	0.22%	0.19%
Ratio of allowance for credit losses to total loans and leases at end of period (2)	1.18%	1.17%	1.20%	1.34%	1.36%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	369%	335%	373%	322%	378%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (4):
Residential real estate mortgages	(0.015%)	0.011%	0.006%	(0.001%)	0.011%
Commercial real estate mortgages	0.101%	(0.024%)	0.254%	(0.031%)	(0.034%)
Commercial business loans and leases	(0.000%)	(0.022%)	0.055%	0.576%	0.305%
Consumer loans and leases	0.318%	0.291%	0.404%	0.396%	0.483%

Total portfolio loans and leases at end of period (4)	$19,971,184	$20,028,662	$19,649,943	$18,592,994	$18,410,791
Total nonperforming loans and leases at end of period	63,960	70,110	62,916	77,559	65,923
Average loans and leases outstanding during the period (4)	20,021,651	19,803,681	19,561,761	18,515,595	18,263,613

(1)	Residential real estate charge-offs include estimates of charge-offs and reversals of prior period estimates, which may result in negative charge-offs.

(2)	During the third quarter of 2004, we reclassified the portion of our allowance for credit losses related to unfunded credit commitments from the allowance for loan and lease losses to a separate liability account.

(3)	In connection with the TD transaction, $21.4 million of the allowance for loan and lease losses related to impaired commercial loans was transferred in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to reduce the carrying value of impaired commercial loans. In the third quarter of 2005, a $1 million reduction was made to the original amount recorded in the first quarter.

(4)	Excludes residential real estate loans held for sale.

Potential Problem Loans
In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $147 million at September 30, 2005 and $138 million at December 31, 2004. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.
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
The allowance for loan and lease losses amounted to $228.3 million at September 30, 2005 and $243.2 million at December 31, 2004. The $14.8 million decrease was attributable to (i) the transfer of $21.4 million of specific reserves on impaired loans from the allowance for loan and lease losses to reduce the carrying amount of impaired commercial loans (in accordance with SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) and as a result of the TD transaction and related purchase accounting adjustments and (ii) net charge-offs of $20.0 million during the nine months ended September 30, 2005. These items were partially offset by $14.5 million of general reserves which were acquired in connection with the acquisition of BostonFed and the provision of $11.2 million for loan and lease losses in the nine months ended September 30, 2005. Net charge-offs represented 0.13% of average loans and leases outstanding for the quarter ended September 30, 2005 and 0.19% for the same period in 2004. The ratio of the allowance for credit losses to nonperforming loans and leases was 369% at September 30, 2005 and 378% at September 30, 2004. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.18% at September 30, 2005 compared to 1.36% at September 30, 2004.
ASSET-LIABILITY MANAGEMENT
The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Committee. The board of directors delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and the state presidents of our banking subsidiary.
Interest Rate Risk
Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending and deposit gathering activities and is predominantly concentrated in our mortgage-related assets, as well as in our non-maturity deposits. Residential mortgage-related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In the low interest rate environment, bank deposits can increase, especially if the market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low-yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equity securities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.
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
Table 15 — Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease
September 30, 2005	(2.53%)	(1.20%)	0.96%	1.42%

December 31, 2004	(2.13%)	(0.68%)	0.20%	(1.51%)

As indicated in Table 15, assuming a gradual 100 and 200 basis point increase in interest rates starting on September 30, 2005, we estimate that our net interest income in the following 12 months would decrease by 1.20% and 2.53%, respectively. This is because in the event of an upward shift in rates, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than will total interest-bearing liabilities. Also as indicated in Table 15, assuming a gradual 100 and 200 basis point decrease in interest rates starting on the same date, we estimate that our net interest income in the following 12 months would increase by 0.96% and 1.42%, respectively. These results are dependent on material assumptions such as interest rate movements, product pricing and customer behavior. Since the year end 2004 interest sensitivity simulation, we have revised our assumption that the re-pricing of customer repurchase agreements would lag market interest rates and now assume that customer repurchase agreements will reprice in step with market interest rates. At September 30, 2005, there were $1.5 billion of short-term customer repurchase agreements on our balance sheet.
Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 2%, estimated net interest income for the subsequent 12 months should change by less than 5%. All interest rate risk measures were within compliance guidelines at September 30, 2005 and December 31, 2004.
2005 Asset-Liability Management Actions
The most significant factors affecting market risk exposure of net interest income during the nine months ended September 30, 2005 were as follows:
•	changes in the shape of the U.S. Government securities and interest rate swap yield curves,

•	changes in the prepayment speeds of mortgage assets,

•	the addition of $2.2 billion of interest rate swap agreements fixing the cash flows of certain variable-rate loans tied to LIBOR or a designated prime rate,

•	the approximately $3.4 billion deleveraging program implemented by us in the first quarter of 2005, which included the sale of $519 million of single-family residential loans, $2.4 billion of mortgage-backed securities and $500 million of securities of U.S. federal agencies,

•	the repurchase of 15.3 million shares of our common stock through March 31, 2005,

•	the issuance in September 2005 of Can$270 million subordinated debt which has a fixed rate of 4.644% for the first 12 years, and a rate which adjusts every three months in accordance with changes in the Canadian Bankers Acceptance Rate plus 100 basis points thereafter, and, subject to any required regulatory approvals, is callable prior to September 17, 2017 at a redemption price which is equal to the higher of 100% of the principal amount and the Canada yield price (as defined) and thereafter at 100% of the principal amount, together in each case with accrued and unpaid interest. The subordinated debt is guaranteed by TD. Simultaneous with this issuance, we synthetically converted the underlying subordinated debt into U.S. dollars with a cross currency swap described under “Derivative Instruments” below; and

•	the sale of $165 million of primarily fixed-rate one-to-four family residential loans.
The Federal Reserve Board continued to raise short-term interest rates by increasing the federal funds target from 3.25% to 3.75% by the end of the third quarter. Year-end federal funds surveys range from 3.75% to 4.25% with a median of 4.25%. The 10-year U. S. Treasury yield was up approximately 41 basis points for the quarter ended September 30, 2005, as compared to the quarter ended June 30, 2005, and up approximately 11 basis points from December 31, 2004. Mortgage rates rose with the 10-year U.S. Treasury yield, with our 30-year conforming single-family residential mortgage rate up about 0.36% from June 30, 2005. As a result, the yield curve has flattened considerably with the spread between the 90-day U.S.Treasury Bill and five year U.S. Treasury Note at only 65 basis points at September 30, 2005 compared to 138 basis points at December 31, 2004. Table 15 incorporates the estimated net impact of these changes, as well as planned 2005 activity, assuming various changes in interest rates. We periodically model the impact of non-parallel changes in interest rates on net interest income. One scenario shows the impact of an immediate 50 basis point rise in short-term market rates. If that scenario were to occur as modeled, net interest income would decline by 1.43% over a 12-month period.
Derivative Instruments
Purpose and Benefits
Derivative financial instruments are important tools that we use to manage our interest rate risk and help our customers manage theirs. When appropriate, we use derivatives such as interest-rate swaps, interest rate floors, interest rate caps, interest rate corridor agreements and forward security sales, among other instruments.
The following table summarizes our derivative positions at September 30, 2005.
Table 16 — Derivative Positions
Asset-Liability Management Positions

	Notional Amount Maturing						Fair
Successor - September 30, 2005	2005	2006	2007	2008	Thereafter	Total	Value
Cross Currency Swap Agreement	$—	$—	$—	$—	$228,620	$228,620	$4,797
Interest Rate Swap Agreement
Pay variable, receive fixed — loans	68,750	275,000	275,000	275,000	1,306,250	2,200,000	(17,837)
Forward commitments to sell loans	85,328	—	—	—	—	85,328	275
Customer-related Positions

	Notional Amount Maturing						Fair
Successor - September 30, 2005	2005	2006	2007	2008	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$2,000	$9,500	$22,478	$82,862	$986,459	$1,103,299	$10,442
Pay fixed, receive variable	2,000	9,500	22,478	82,862	986,459	1,103,299	(10,442)

Foreign currency forward contracts
Forward contracts purchased	12,584	15,728	—	—	—	28,312	(235)
Forward contracts sold	12,584	15,728	—	—	—	28,312	235

Foreign Exchange Options
Options purchased	6,700	4,456	—	—	—	11,156	530
Options to sell	6,700	4,456	—	—	—	11,156	(530)

Rate-locked loan commitments (1)	59,986	—	—	—	—	59,986	(6)

(1)	No value has been assigned to potential mortagage servicing rights related to rate-locked loan commitments.

Designated Hedges
Through February 28, 2005, certain interest-rate swap contracts were designated as fair value hedges of fixed-rate borrowings, consisting of $200 million of subordinated debt (7.625% due 2011), $150.0 million of senior notes (3.75% due 2008) and $191.5 million of FHLB advances (weighted average rate of 5.26% maturing through September 2005). Effective March 1, 2005, and as a result of the TD transaction and related purchase accounting adjustments, these swaps no longer qualified for fair value hedge accounting. All of these interest rate swaps designated as fair value hedges prior to February 28, 2005 were terminated on May 15, 2005.
At September 30, 2005, a total current notional amount of $2.2 billion of interest-rate swap contracts were designated to hedge the cash flows of certain variable-rate loans. The effect of these interest rate-swap contracts is to synthetically convert variable-rate loans to fixed rates over the life of the interest-rate swap contract. Interest income on loans increased by $4.1 million during the three months ended September 30, 2005 as a result of these interest-rate swap contracts. Through February 28, 2005, a total current notional of $1.2 billion of interest-rate swap contracts were designated to hedge the cash flows of commercial loans tied to one-month LIBOR. Effective March 1, 2005, and as a result of the TD transaction and related purchase accounting adjustments, these $1.2 billion of swaps were not redesignated and no longer qualified for cash flow hedge accounting. ALCO met on April 21, 2005 and redesignated these $1.2 billion of swaps as cash flow hedges. In March 2005, we entered into $1.0 billion notional amount of interest rate swap contracts related to prime-based home equity lines of credit. There were no interest-rate swap agreements related to variable rate loans accounted for as cash flow hedges in the prior year.
In June 2005, ALCO approved a hedge of the interest rate risk on the future interest payments on a forecasted issuance of subordinated debt in the third quarter of 2005. The subordinated debt issue was expected to be priced based on a spread to the 10-year U.S. Treasury Note and the hedge was expected to be highly effective. In June 2005, we entered into a $165 million 10-year U.S. Treasury rate lock agreement expiring in July 2005. The rate lock was extended and eventually terminated in September 2005, when a decision was made to issue the subordinated debt in Canada using a TD guarantee rather than in the U.S. Consequently, the U.S. rate lock hedge was no longer a qualifying hedge under FAS 133, although it was still viable as an economic hedge. The rate lock was terminated and a loss of $0.7 million was recognized in income. We decided that a Canadian subordinated debt issuance was preferable to a U.S. subordinated debt issuance for several reasons, including, lower funding costs, lower issuance costs via a private placement and a longer fixed term. We estimate the annual cost savings to be approximately $0.4 million per year. TD Banknorth, NA issued Can$270 million subordinated debt in September 2005. This debt is guaranteed by TD and is described above under “2005 Asset-Liability Management Actions.” Simultaneously, we synthetically converted the underlying subordinated debt into U.S. dollars with a fixed rate of 5.05% for the initial 12-year period with a cross-currency swap agreement executed with TD Securities.
We manage the interest rate risk inherent in our mortgage banking operations by entering into forward sales contracts. An increase in market interest rates between the time we commit to terms on a loan and the time we ultimately sell the loan in the secondary market generally will have the effect of reducing the gain (or increasing the loss) we record on the sale. We attempt to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover 70% to 90% of loans held for sale which are currently closed or are anticipated to close.
The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.
Table 17 — Average Balances of Loans Held for Sale and Related Hedges

	Successor	Predecessor	Combined	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Residential mortgage loans held for sale	$54,564	$41,913	$47,767	$47,081
Rate-locked loan commitments	58,588	50,421	52,875	52,363
Forward sales contracts	95,197	77,839	83,933	86,020

Customer-related Positions
Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the three months ended September 30, 2005, we recorded a total notional amount of $167 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 16 include both the customer and offsetting dealer transactions.
Foreign Exchange or Market Risk
Virtually all transactions by us are denominated in the U.S. dollar, with the exception of the subordinated debt issuance in Canada mentioned above under “2005 Asset-Liability Management Actions.” The debt was synthetically converted into U.S. dollars using a cross currency swap, as mentioned above under “Derivative Instruments.” Consequently, our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.
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
Parent Company
On a parent-only basis at September 30, 2005, our debt service requirements consisted primarily of $368.8 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued by us or acquired entities to seven affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 7.27% to 11.30% at September 30, 2005. At the same date, annual debt service payments on these borrowings amounted to approximately $35.6 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit with TD which is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. At September 30, 2005, our subsidiary bank had $158.4 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $103.3 million in cash or cash equivalents at September 30, 2005.
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
At September 30, 2005, TD Banknorth, NA had in the aggregate $6.2 billion of currently accessible liquidity through collateralized borrowings or sales of securities. This represented 30% of retail deposits, as compared to a current policy minimum of 10% of deposits.
Also at September 30, 2005, TD Banknorth, NA had in the aggregate potentially volatile funds of $3.8 billion. These are funds that might flow out of the bank over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.
At September 30, 2005, the ratio of “currently accessible liquidity” to potentially volatile funds was 162%, which exceeded our policy minimum of 100%.
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
CAPITAL
At September 30, 2005, shareholders’ equity amounted to $6.5 billion, or 20.3% of total assets, compared to $3.2 billion, or 11.1% of total assets at December 31, 2004. This $3.3 billion increase was primarily attributable to the purchase accounting adjustments recorded in connection with the TD transaction, which resulted in a $3.4 billion increase to shareholders’ equity on March 1, 2005, the date of the transaction, as well as a $3.0 billion increase to goodwill, a $696 million increase to identifiable intangible assets and a $246 million increase in deferred tax liabilities related to identifiable intangible assets, which more than offset a $70 million decrease in other net assets. The goodwill and identifiable intangible assets (net of related deferred taxes) are not includable in capital for the calculation of regulatory capital ratios. Other changes in capital during the nine months ended September 30, 2005 were due to the share repurchase program concluded in the first quarter of 2005, unrealized losses on securities available-for-sale, earnings and proceeds from the exercise of stock options.
We paid a cash dividend of $0.22 per share on our common stock during the third quarter of 2005 compared to $0.20 per share in the third quarter last year.
We repurchased 15.3 million shares of our common stock at an aggregate cost of $486.4 million, or an average of
$31.79 per share, during March 2005. This completed our share repurchase program.
Capital guidelines issued by the Federal Reserve Board and the OCC respectively require us and our banking subsidiary to maintain certain capital ratios, set forth below. At September 30, 2005, TD Banknorth Inc. and TD Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.
Table 18 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005
TD Banknorth Inc. — Successor
Total capital (to risk-weighted assets)	$2,560,174	11.72%	$1,748,263	8.00%	$811,911	3.72%
Tier 1 capital (to risk-weighted assets)	1,865,609	8.54%	874,132	4.00%	991,477	4.54%
Tier 1 leverage capital ratio (to average assets)	1,865,609	6.99%	1,067,383	4.00%	798,226	2.99%
TD Banknorth, NA
Total capital (to risk-weighted assets)	$2,615,168	11.99%	$1,744,664	8.00%	$870,504	3.99%
Tier 1 capital (to risk-weighted assets)	1,926,286	8.83%	872,332	4.00%	1,053,954	4.83%
Tier 1 leverage capital ratio (to average assets)	1,926,286	7.24%	1,064,719	4.00%	861,567	3.24%

December 31, 2004
Banknorth Group, Inc. — Predecessor
Total capital (to risk-weighted assets)	$2,510,570	12.13%	$1,655,428	8.00%	$855,142	4.13%
Tier 1 capital (to risk-weighted assets)	2,060,335	9.96%	827,714	4.00%	1,232,621	5.96%
Tier 1 leverage capital ratio (to average assets)	2,060,335	7.58%	1,087,190	4.00%	973,145	3.58%
Banknorth, NA
Total capital (to risk-weighted assets)	$2,387,678	11.57%	$1,650,894	8.00%	$736,784	3.57%
Tier 1 capital (to risk-weighted assets)	1,941,151	9.41%	825,447	4.00%	1,115,704	5.41%
Tier 1 leverage capital ratio (to average assets)	1,941,151	7.16%	1,084,507	4.00%	856,644	3.16%
Net risk-weighted assets were $21.9 billion for TD Banknorth Inc. and $21.8 billion for TD Banknorth, NA at September 30, 2005 and $21.3 billion and $20.6 billion for TD Banknorth Inc. and TD Banknorth, NA at December 31, 2004, respectively.
At September 30, 2005, we operated seven affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at September 30, 2005.
Table 19 — Affiliated Trusts

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call	Call
Name	Date	Securities	Securities	Debentures (1)	Rate	Date	Date	Price

Peoples Heritage Capital Trust I	1/31/1997	$61,775	$3,093	$64,868	9.06%	2/1/2027	2/1/2007	104.53%
Banknorth Capital Trust I	5/1/1997	30,000	928	30,928	10.52%	5/1/2027	5/1/2007	105.26%
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011	105.10%
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	7.27%	7/31/2031	7/31/2006	107.50%
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007	100.00%
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/19/2010	105.65%
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010	100.00%

				343,736
Remaining fair value adjustment				25,060

		$332,275	$11,461	$368,796

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures prior to fair value adjustment are equal to capital securities plus common securities.
At September 30, 2005, trust preferred securities amounted to 18.5% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2007, TD Banknorth Inc. is currently in compliance with the stricter quantitative and qualitative standards.
At September 30, 2005 and December 31, 2004, our consolidated borrowings included $226.4 million of 7.625% subordinated notes due in 2011 and $232.2 million of 4.644% of subordinated notes due in 2022 issued by our banking subsidiary, both of which qualify as Tier 2 capital for regulatory purposes.
Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves was 26.97% at September 30, 2005 compared to 22.6% at December 31, 2004 and 23.68% at September 30, 2004. The increase from December 31, 2004 was largely due to the effects of the share buyback program in 2005.
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding, reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2004 Annual Report on Form 10-K, we have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of related goodwill and other intangible assets, accounting for pension plans and accrued income taxes. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies. During the quarter ended March 31, 2005, we entered into interest rate swaps with a notional amount of $2.2 billion. Due to the increased levels of derivatives we have entered into and the complex nature of derivative financial instruments, in March 2005, we identified accounting for derivatives and hedging activities as a critical accounting policy, as described below.
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
FORWARD LOOKING STATEMENTS
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory, accounting and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset-Liability Management” is incorporated herein by reference.

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
In the ordinary course of business, we routinely enhance our internal controls and procedures for financial reporting by either upgrading our current systems or implementing new systems. Changes have been made and will be made to our internal controls and procedures for financial reporting as a result of these efforts. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) — (b) Not applicable.
     (c) No purchases of shares of TD Banknorth common stock were made by or on behalf of TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2005, and no repurchase plan is currently authorized..
Item 3. Defaults Upon Senior Securities — not applicable.
Item 4. Submission of Matters to a Vote of Security Holders — not applicable.
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

TD BANKNORTH INC.
Date: November 9, 2005	By:	/s/ William J. Ryan
William J. Ryan
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 9, 2005	By:	/s/ Stephen J. Boyle
Stephen J. Boyle
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2	Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1	Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2	Certification of Chief Financial Officer under 18 U.S.C. § 1350.