Form 10-Q/A
period 2005-09-30
TD BANKNORTH INC.
filed 2005-11-16
CIK 1304994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

This Quarterly Report on Form 10-Q is being amended to correct the number of basic and diluted weighted average shares outstanding during the Successor Period March 1, 2005 to September 30, 2005 and reflect the resultant increase in basic and diluted earnings per share as shown on the Consolidated Statements of Income for this period. This correction has no effect on the basic or diluted earnings per share for any other period presented on the Consolidated Statements of Income or for any period presented in Table 1 — Selected Income Data contained in Management’s Discussion and Analysis.

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

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004

Interest and dividend income:
Interest and fees on loans and leases	$299,148	$240,776	$683,631	$176,949	$682,085
Interest and dividends on securities	51,531	82,902	125,012	51,183	240,863

Total interest and dividend income	350,679	323,678	808,643	228,132	922,948

Interest expense:
Interest on deposits	61,453	40,122	124,328	30,694	118,454
Interest on borrowed funds	40,229	45,579	94,736	32,654	121,386

Total interest expense	101,682	85,701	219,064	63,348	239,840

Net interest income	248,997	237,977	589,579	164,784	683,108
Provision for loan and lease losses	5,500	10,670	10,097	1,069	29,670

Net interest income after provision for loan and lease losses	243,497	227,307	579,482	163,715	653,438

Noninterest income:
Deposit services	34,558	27,583	76,134	18,359	80,995
Insurance agency commissions	12,216	12,417	31,460	8,252	38,431
Merchant and electronic banking income, net	15,824	13,723	35,914	7,751	37,196
Wealth management services	10,662	10,280	24,602	6,959	29,300
Bank-owned life insurance	5,994	5,732	14,029	4,169	17,503
Investment planning services	4,708	4,634	12,044	2,815	14,619
Net securities gains (losses)	1,014	3,124	(1,474)	(46,548)	10,060
Loans held for sale — Lower of cost or market adjustment	—	—	386	(7,500)	—
Change in unrealized loss on derivatives	(711)	—	5,954	—	—

Other noninterest income	19,342	15,703	44,091	9,104	45,314

	103,607	93,196	243,140	3,361	273,418

Noninterest expense:
Compensation and employee benefits	102,059	91,935	240,046	67,977	266,473
Occupancy	17,114	15,866	41,670	11,411	47,274
Equipment	12,831	12,074	30,210	8,440	35,777
Data processing	11,675	11,118	27,094	7,233	31,573
Advertising and marketing	7,503	6,278	17,911	4,373	20,105
Amortization of identifiable intangible assets	31,041	2,379	72,632	1,561	6,367
Merger and consolidation costs	1,163	5,603	10,458	27,264	11,351
Prepayment penalties on borrowings	—	—	3	6,300	—
Other noninterest expense	28,343	28,945	64,701	15,887	78,822

	211,729	174,198	504,725	150,446	497,742

Income before income tax expense	135,375	146,305	317,897	16,630	429,114
Provision for income taxes	46,634	48,534	109,931	6,182	145,169

Net income	$88,741	$97,771	$207,966	$10,448	$283,945

Basic earnings per share	$0.51	$0.56	$1.19	$0.06	$1.68

Diluted earnings per share	$0.51	$0.55	$1.19	$0.06	$1.65

Weighted average shares outstanding:
Basic	173,661	173,271	174,528	184,964	168,646
Dilutive effect of stock options	737	3,485	804	1,783	3,555

Diluted	174,398	176,756	175,332	186,747	172,201

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

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	February 28, 2005	September 30, 2004
Net income, as reported	$88,741	$97,771	$207,966	$10,448	$283,945
Deduct total stock-based employee compensation expense determined under fair value based method, net of related tax effects:
Effect of accelerated vesting of stock options in connection with the TD transaction	—	—	—	(9,293)	—
All other	(815)	(4,141)	(1,847)	(2,159)	(12,670)

Proforma net income (loss)	$87,926	$93,630	$206,119	$(1,004)	$271,275

Earnings per share
Basic — As reported	$0.51	$0.56	$1.19	$0.06	$1.68
Proforma	$0.51	$0.54	$1.18	$(0.01)	$1.61
Diluted — As reported	$0.51	$0.55	$1.19	$0.06	$1.65
Proforma	$0.50	$0.53	$1.18	$(0.01)	$1.57
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

TD BANKNORTH INC.
Date: November 16, 2005	By:	/s/ William J. Ryan
William J. Ryan
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 16, 2005	By:	/s/ Stephen J. Boyle
Stephen J. Boyle
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2	Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1	Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2	Certification of Chief Financial Officer under 18 U.S.C. § 1350.