Form 10-K
period 2005-12-31
TD BANKNORTH INC.
filed 2006-03-13
CIK 1304994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-51179

TD Banknorth Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0437984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 9540 Two Portland Square Portland, Maine (Address of principal executive offices)	04112-9540 (Zip Code)

Registrant’s telephone number, including area code: (207) 761-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2005, the aggregate market value of the 173,405,918 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 96,105,364 shares held by The Toronto-Dominion Bank and the approximately 354,003 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $2.3 billion. This figure is based on the last sale price of $29.80 per share of the Registrant’s Common Stock on June 30, 2005, as reported in The Wall Street Journal on July 1, 2005. Although The Toronto-Dominion Bank and directors and executive officers of the Registrant were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock, par value $.01 per share, outstanding on February 28, 2006: 227,888,685

Number of shares of Class B Common Stock outstanding on February 28, 2006: 1

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2006 are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

TD BANKNORTH INC.
2005 FORM 10-K ANNUAL REPORT

i

FORWARD-LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

•	changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;

•	the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

•	the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the internet or bank regulatory reform;

•	acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties; and

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

ii

PART I.

Item 1.	Business

General

We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2005, we had consolidated assets of $32.1 billion and consolidated shareholders’ equity of $6.5 billion and, based on total assets at that date, we were the 29th largest commercial banking organization in the United States.

Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. Through TD Banknorth, NA we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial, consumer, trust, investment advisory and insurance agency services. TD Banknorth, NA operates banking offices in Maine, New Hampshire, Massachusetts, Connecticut, Vermont and eastern New York and had an aggregate of 396 banking offices in these states at December 31, 2005. For information regarding the recent expansion of our business through the acquisition of Hudson United Bancorp (“Hudson United”), see “— Recent Development” below.

We are a majority-owned subsidiary of The Toronto-Dominion Bank, a Canadian-chartered bank. In Canada and around the world, The Toronto-Dominion Bank and its subsidiaries, which are collectively known as TD Bank Financial Group, serve more than 14 million customers in four key businesses operating in a number of locations in key financial centers around the globe: Canadian Personal and Commercial Banking, including TD Canada Trust; Wealth Management, including TD Waterhouse and an investment in TD Ameritrade; Wholesale Banking, including TD Securities; and U.S. Personal and Commercial Banking through TD Banknorth. TD Bank Financial Group also ranks among the world’s leading on-line financial services firms, with more than 4.5 million on-line customers. TD Bank Financial Group had CDN$365 billion in assets at October 31, 2005, the end of its most recent fiscal year. The Toronto-Dominion Bank’s common shares trade on the Toronto and New York Stock Exchanges under the symbol “TD.”

Unless the context otherwise requires, the words “TD Banknorth,” “we,” “our” and “us” herein refer to TD Banknorth Inc. and its subsidiaries.

Business

Our principal business consists of attracting deposits from the general public through our banking offices and using these deposits to originate loans secured by first mortgage liens on commercial real estate, commercial business loans and leases, consumer loans, loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential real estate, and construction loans. We also provide various mortgage banking services and investment management services, as well as, through subsidiaries of TD Banknorth, NA, engage in equipment leasing, investment planning, securities brokerage and insurance agency activities. We also invest in investment securities and other permitted investments.

We derive our income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending services, deposit services, wealth management services, investment planning services and merchant and electronic banking services, as well as insurance agency commissions and, from time to time, gains on the sale of assets. Our principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, borrowings from the Federal Home Loan Bank, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investment securities and other sources.

Through TD Banknorth, NA we provide extensive wealth management services to our customers. We offer employee benefit trust services in which we act as trustee, custodian, administrator and/or investment advisor, among other things, for employee benefit plans and for corporate, self-employed, municipal and not-for-profit employers located throughout our market areas. In addition, we serve as trustee of both living trusts and trusts under wills and in this capacity hold, account for and manage financial assets, real estate and special assets. Custody, estate settlement and fiduciary tax services, among others, also are offered by us. Assets held in a fiduciary capacity by us are not included in our consolidated balance sheet for financial reporting purposes.

We are subject to extensive regulation and supervision under federal banking laws. For additional information in this regard, see “Supervision and Regulation” below.

Subsidiaries and Other Equity Investments

Other than TD Banknorth, NA, our only active direct subsidiary at December 31, 2005 was Northgroup Captive Insurance, Inc., which was formed in 2002 to self-insure against certain of our risks. At this date we also owned all of the outstanding common securities of each of Peoples Heritage Capital Trust I, Banknorth Capital Trust I, Banknorth Capital Trust II, Ipswich Statutory Capital Trust I, CCBT Statutory Trust , BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, each of which is a financing vehicle which was formed to facilitate borrowings by us or companies acquired by us. For additional information on these trusts, see Note 14 to the Consolidated Financial Statements included in Item 8 hereof.

Set forth below is a brief description of certain of our indirect non-banking subsidiaries and certain other equity investments.

Insurance Agency Activities.  We conduct insurance agency activities through TD Banknorth Insurance Agency, Inc., which conducts business in (i) Vermont, (ii) New Hampshire, (iii) Massachusetts, (iv) Connecticut, (v)  Maine and (vi) upstate New York , and holds non-resident licenses in many other states throughout the country.

Investment Planning and Securities Brokerage Activities.  We conduct investment planning and securities brokerage activities, as well as offer investments in mutual funds and annuities, throughout our market areas through Bancnorth Investment Group, Inc., an unaffiliated company and a wholly-owned subsidiary of Primevest Financial Services, Inc. (“Primevest”). Through TD Banknorth, NA, and Bancnorth Investment Group, Inc., we offer these services to individuals and small businesses from offices located in Maine, Massachusetts, New Hampshire, Vermont, New York and Connecticut. Insurance and fixed annuities commissions are received through TD Banknorth, NA’s subsidiary Bancnorth Investment Planning Group, Inc. and its subsidiary Bancnorth Investment and Insurance Agency, Inc. Sales professionals at TD Banknorth, NA and Bancnorth Investment Group, Inc. are registered representatives of Bancnorth Investment Group, Inc., a registered broker/dealer, and all securities brokerage activities are conducted through Primevest, which also is a registered broker-dealer. Advisory services are offered by Investment Adviser Representatives in connection with Primevest Advisory Services. The sales professionals receive referrals from our branch offices throughout our market areas.

In addition to the foregoing, Bancnorth Investment Group, Inc. conducts insurance sales activities directly in Maine, New Hampshire, Connecticut, Vermont, New York and Massachusetts. Bancnorth Investment Group, Inc., directly or through other agencies, offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.

Equipment Leasing Activities.  We conduct equipment leasing activities through TD Banknorth Leasing Corp. This company engages in direct equipment leasing activities, primarily involving business and office equipment, in New England, New York and certain other states. At December 31, 2005, TD Banknorth Leasing Corp. had $97.6 million of leases outstanding.

Investment Activities.  Northgroup Asset Management Company is a Maine corporation which was formed for purposes of managing assets and investments for the benefit of TD Banknorth, NA. Northgroup Asset Management Company employs staff in its offices in Portland, Maine who are engaged in the management of its assets.

Other Equity Investments.  We hold certain other equity investments, primarily through TD Banknorth, NA and Four Eighty-One Corp., a wholly-owned subsidiary of TD Banknorth, NA. At December 31, 2005, these investments consisted of (i) $48.2 million of interests in limited partnerships formed for the purpose of investing primarily in real estate for lower-income families in our market areas, plus commitments to invest up to an additional $15.5 million in such partnerships, and (ii) an aggregate of $40.6 million of interests in limited partnerships which invest primarily in small business investment companies in our market areas, plus commitments to invest up to an additional $28.9 million in such partnerships. For additional information about these investments see Note 21 to the Consolidated Financial Statements included in Item 8 hereof.

Recent Development

Completed Acquisition.  On January 31, 2006, we completed the acquisition of Hudson United, a registered bank holding company which conducted business through 204 banking offices located in New Jersey, New York, Connecticut and Pennsylvania. At the date of acquisition, Hudson United had consolidated assets of $8.8 billion and consolidated shareholders’ equity of $518 million.

The acquisition was effected by means of the merger of Hudson United with and into TD Banknorth (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of July 11, 2005, among TD Banknorth, Hudson United and, solely with respect to Article X of the Agreement, The Toronto-Dominion Bank (the “Agreement”). Pursuant to the Agreement, the shares of Hudson United common stock which were outstanding immediately prior to completion of the Merger were converted into the right to receive an aggregate of $941.8 million in cash and 32.8 million shares of TD Banknorth common stock, plus cash in lieu of fractional share interests. In addition, upon completion of the Merger, outstanding Hudson United stock options were converted into the right to acquire an aggregate of 272,272 shares of TD Banknorth common stock at a weighted average price of $19.73 per share. On January 31, 2006, we also sold 29.6 million shares of TD Banknorth common stock at $31.79 per share, or an aggregate of $941.8 million, to The Toronto-Dominion Bank pursuant to Article X of the Agreement in order to fund the cash payable in the Merger.

In connection with the acquisition of Hudson United, we acquired the following subsidiaries of Hudson United Bank, which become subsidiaries of TD Banknorth, NA upon the merger of Hudson United Bank with and into TD Banknorth, NA immediately following the Merger.

•	Flatiron Credit Company, Inc. (“Flatiron”) is a Delaware corporation that, directly and through subsidiaries, engages in insurance premium financing, which involves the lending of funds to finance the payment of insurance premiums. Flatiron conducts business nationwide from its headquarters in Denver, Colorado, as well as from offices in Massachusetts, Texas, Florida, Pennsylvania and Illinois. Flatiron and its subsidiaries are regulated and licensed by various state banking and insurance regulators.

•	United Cogen Fuel LLC was formed in August 2004 for the purpose of acquiring, through foreclosure, the real property and personal property assets of a biomass cogeneration facility located in Kenansville, North Carolina. We have agreed to divest our interest in this subsidiary. At the date of acquisition by us this investment and the investments described in the following bullet point had an aggregate carrying value of approximately $16 million.

•	United Gasco, LLC and UC Investments, Inc. are engaged in the extraction and conversion of landfill gas into electricity, which is sold to utilities. Both subsidiaries were acquired by Hudson United in May 2003 from their former parent company in a consensual foreclosure and were retained by Hudson United to obtain tax credits under the Internal Revenue Code. We have agreed to divest our interests in these subsidiaries.

In addition, we acquired the following financing vehicles of Hudson United: HUBCO Capital Trust I, HUBCO Capital Trust II, Hudson Untied Capital Trust I, Hudson United Capital Trust II and Hudson United Statutory Trust I.

For additional information, see Note 28 to the Consolidated Financial Statements included in Item 8.

Restructuring Transactions.  In January 2006, we announced a balance sheet restructuring program to be implemented in connection with the acquisition of Hudson United. Under this restructuring $2.6 billion of mortgage-backed securities with a weighted average yield of 4.70% are to be sold and replaced with shorter duration investments with less extension/prepayment risk. Because of this decision, we recorded an impairment loss of $45 million ($29.3 million after-tax) on these securities in the fourth quarter of 2005.

To further reduce our exposure to increases in interest rates, subsequent to the acquisition of Hudson United, we have identified $2.7 billion of investment securities with a weighted average yield of 4.94% acquired from Hudson United to be sold with the proceeds used to repay an equivalent amount of borrowings.

Executive Restructuring.  In January 2006 we recorded a restructuring charge of $9.8 million ($6.8 million after-tax) as a result of a management restructuring implemented in connection with our acquisition of Hudson United. These costs relate primarily to severance benefits pursuant to retention agreements.

Competition

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services than us. Competition from both bank and non-bank organizations will continue.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. Technological advances are likely to enhance competition by enabling more companies to provide financial resources. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Employees

We had approximately 7,500 full-time equivalent employees as of December 31, 2005. None of these employees is a party to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

Supervision and Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to U.S. bank/financial holding companies and their subsidiaries and provides certain specific information relevant to TD Banknorth. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

General.  TD Banknorth currently is registered as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. As such, we are subject to regulation, supervision and examination by the Federal Reserve Board. We also are registered as a Maine financial institution holding company under Maine law and as such are subject to regulation and examination by the Superintendent of Financial Institution of the State of Maine. TD Banknorth, NA is a national bank subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures TD Banknorth, NA’s deposits to the maximum extent permitted by law. The regulatory framework for bank/

financial holding companies and their banking subsidiaries is intended primarily for the protection of depositors and the insurance funds administered by the FDIC and not for the protection of security holders.

Financial Modernization.  The Bank Holding Company Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and which are not authorized for bank holding companies. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act and the applicable regulations thereunder, is “well managed” and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. TD Banknorth became a financial holding company effective January 25, 2002.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Bank Holding Company Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a “satisfactory” Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of “satisfactory” or better.

Bank Acquisitions.  Pursuant to the Bank Holding Company Act, we are required to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of any bank that is not already majority owned by us. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company could acquire banks in states other than its home state beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, subject to certain restrictions, thereby creating interstate branches. Pursuant to the Interstate Banking and Branching Act, a bank also may open new branches in a state in which it does not already have banking operations if the state enacts a law permitting such de novo branching.

Capital and Operational Requirements.  The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations such as TD Banknorth and TD Banknorth, NA. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. “Tier 1 capital” generally consists of common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments. “Tier 2 capital” and “Tier 3 capital” generally consist of subordinated and other qualifying debt, preferred stock that does not qualify as Tier 1 capital and the allowance for credit losses up to 1.25% of risk-weighted assets.

The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying “total capital,” at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. At December 31, 2005, our Tier 1 risk-based capital and total risk-based capital ratios under these guidelines were 8.63% and 11.73%, respectively.

The “leverage ratio” requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. At December 31, 2005, our leverage ratio was 7.07%.

Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other banks and bank holding companies as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization’s risk-based capital ratios.

Under applicable laws and regulations, there are five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and the respective U.S. federal regulatory agencies have implemented systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Applicable laws and regulations impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines also could subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, the various regulatory agencies are required to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and may take regulatory action against a financial institution that does not meet such standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories referred to above, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, TD Banknorth, NA is considered “well capitalized.”

The Federal bank regulatory agencies also have adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. That evaluation will be made as part of the institution’s regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank’s capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. The banking agencies do not intend to establish an explicit risk-based capital charge for interest rate risk but will continue to assess capital adequacy for interest rate risk under a risk assessment approach based on a combination of quantitative and qualitative factors and have provided guidance on prudent interest rate risk management practices.

Distributions.  We derive funds for cash distributions to our stockholders primarily from dividends received from our banking subsidiary. TD Banknorth, NA is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate U.S. federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank/financial holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

Our right and the rights of our stockholders and creditors to participate in any distribution of the assets or earnings of our subsidiaries is subject to the prior claims of creditors of such subsidiaries.

“Source of Strength” Policy.  According to Federal Reserve Board policy, bank/financial holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank/financial holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as TD Banknorth or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

Community Investment and Consumer Protection Laws.  In connection with its lending activities, TD Banknorth, NA is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act.

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The current Community Reinvestment Act rating of TD Banknorth, NA, which is from an examination in 2001, is “outstanding.”

Miscellaneous.  TD Banknorth, NA is subject to certain restrictions on loans to TD Banknorth or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of TD Banknorth or its non-bank subsidiaries. TD Banknorth, NA also is subject to certain restrictions on most types of transactions with TD Banknorth or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

Regulatory Enforcement Authority.  The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Sarbanes-Oxley Act of 2002.  On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Recent Legislation.  The U.S. Congress has passed legislation providing for deposit insurance reform, which became law with the signature of the President of the United States in February 2006. Under the legislation, the Bank Insurance Fund and Savings Association Insurance Fund maintained by the FDIC will be merged; basic deposit insurance will remain at $100,000, with $250,000 in coverage for retirement accounts; deposit insurance coverage will be increased for inflation every five years beginning in 2011; and there will be a one-time aggregate assessment credit of $4.7 billion to banks and savings institutions in existence on December 31, 1996 that re-capitalized the FDIC in the 1990s. The legislation also gives the FDIC the flexibility to manage the merged deposit insurance fund and set the designated reserve ratio between 1.15% and 1.50%, as well as to make certain other changes.

Taxation

We are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. TD Banknorth and its subsidiaries, (with the exception of Northgroup Preferred Capital Corporation, a real estate investment trust which files a separate tax return), as members of an affiliated group of corporations within the meaning of Section 1504 of the Internal Revenue Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

We also are subject to various forms of state taxation under the laws of Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut and certain other states as a result of the business which we conduct in these states.

Statistical Disclosure by Bank Holding Companies

The following information, included under Items 6, 7 and 8 of this report, is incorporated by reference herein.

•	Three-Year Average Balance Sheets, which presents average balance sheet amounts, related taxable equivalent interest earned or paid and related average yields earned and rates paid and is included in Item 7 — Table 3;

•	Changes in Net Interest Income, which presents changes in taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and is included in Item 7 — Table 4;

•	Securities Available for Sale and Held to Maturity, which presents information regarding carrying values of investment securities by category of security and is included in Item 7 — Table 13;

•	Maturities of Securities, which presents information regarding the maturities and weighted average yield of investment securities by category of security and is included in Item 7 — Table 14;

•	Composition of Loan Portfolio, which presents the composition of loans and leases by category of loan and lease and is included in Item 7 — Table 15;

•	Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2005, which presents maturities and sensitivities of loans and leases to changes in interest rates and is included in Item 7 — Table 16;

•	Five Year Schedule of Nonperforming Assets, which presents information concerning non-performing assets and accruing loans 90 days or more overdue and is included in Item 7 — Table 24;

•	“Credit Risk Management” and Note 6 to the Consolidated Financial Statements, which discuss our policies for placing loans on non-accrual status, as well as in the case of the former potential problem loans, which are included in Items 7 and 8, respectively;

•	Five-Year Table of Activity in the Allowance for Loan and Lease Losses and Net Charge-offs as a Percent of Average Loans and Leases Outstanding, included in Item 7 — Table 25;

•	Allocation of the Allowance for Loan and Lease Losses — Five Year Schedule, included in Item 7 — Table 27;

•	Three-Year Average Balance Sheets, which includes average balances of deposits by category of deposit and is included in Item 7 — Table 3;

•	Maturity of Certificates of Deposit of $100,000 or more at December 31, 2005, included in Item 7 — Table 21;

•	“Selected Financial Data,” which presents return on assets, return on equity, dividend payout and equity to assets ratios and is included in Item 6; and

•	Note 13 to the Consolidated Financial Statements, which includes information regarding short-term borrowings and is included in Item 8.

•	For additional information regarding our business and operations, see “Selected Financial Data” in Item 6 hereof, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.

Availability of Information

We make available on our web site, which is located at http://www.tdbanknorth.com, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on the date which we electronically file these reports with the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about our business and operations on our web site.

Item 1A.	Risk Factors

In analyzing whether to make or to continue to hold an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in New England and the mid-Atlantic states because we derive substantially all of our loans, deposits and other business from Maine, New Hampshire, Massachusetts, Vermont, Connecticut, eastern New York, New Jersey and eastern Pennsylvania. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.

The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A — Quantitative and Qualitative Disclosure about Market Risk.”

There are increased risks involved with multi-family residential, commercial real estate, commercial business and consumer lending activities.

Our lending activities include loans secured by existing multi-family residential and commercial real estate. In addition, from time to time we originate loans for the construction of multi-family residential real estate and land acquisition and development loans. Multi-family residential, commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans and leases to small to medium businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home improvement loans, home equity loans, education loans and loans secured by automobiles, boats, mobile homes, recreational vehicles and other personal property. Although commercial business loans and leases and consumer loans generally have shorter terms and higher interests rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

Our allowance for losses on loans and leases may not be adequate to cover all future losses on existing loan and lease balances outstanding.

We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.

We and our subsidiaries are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

We face strong competition which may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from TD Banknorth, NA. Dividends paid by TD Banknorth, NA are subject to restrictions under federal laws and regulations. In addition, we and TD Banknorth, NA must maintain certain capital levels, which may restrict the ability of TD Banknorth, NA to pay dividends to us and our ability to pay dividends to our shareholders.

Holders of our common stock have no preemptive rights and are subject to potential dilution.

Our certificate of incorporation does not provide any shareholder other than The Toronto-Dominion Bank with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of TD Banknorth or securities convertible into common stock or other voting securities of TD Banknorth, shareholders may be unable to maintain their pro rata voting or ownership interest in us.

The Toronto-Dominion Bank exercises significant control over us.

Because we are a majority-owned subsidiary of The Toronto-Dominion Bank, The Toronto-Dominion Bank generally has the ability to control the outcome of any matter submitted for the vote or consent of TD Banknorth shareholders. Pursuant to an amended and restated stockholders agreement, dated as of August 25, 2004, among The Toronto-Dominion Bank, TD Banknorth and Banknorth Group, Inc. (the “stockholders agreement”), The Toronto-Dominion Bank may increase the number of Class B directors (who are elected exclusively by The Toronto-Dominion Bank) at any time to a majority of the entire board of directors of TD Banknorth and all corporate action by the TD Banknorth board requires the affirmative vote of both a majority of the entire board as well as a majority of the Class B directors (whether or not the Class B directors then constitute a majority of the entire board). Accordingly, The Toronto-Dominion Bank generally is able to control the outcome of all matters that come before the TD Banknorth board except in the specific instances where the stockholders agreement requires separate approval of certain designated independent directors. The stockholders agreement and related provisions of TD Banknorth’s certificate of incorporation also permit The Toronto-Dominion Bank to retain its majority position on the TD Banknorth board and certain of its governance rights for limited periods of time even after its ownership of TD Banknorth common stock has declined below 50% (but not below 35%) of the outstanding shares.

As a result of The Toronto-Dominion Bank’s controlling interest in TD Banknorth, The Toronto-Dominion Bank has the power, subject to applicable law, to take actions that might be favorable to The Toronto-Dominion Bank but not necessarily favorable to other TD Banknorth shareholders. In addition, The Toronto-Dominion Bank’s ownership position and governance rights prevent TD Banknorth from participating in a change of control transaction with a third party unless The Toronto-Dominion Bank consents to such transaction. Moreover, The Toronto-Dominion Bank is under no obligation to purchase all of the remaining publicly-held shares of TD Banknorth at any particular time and may, in its discretion, purchase significant additional amounts of TD Banknorth common stock (but generally not in excess of 662/3% of the outstanding shares) in the open market or otherwise without making an offer for all remaining publicly-held shares. As a result of The Toronto-Dominion Bank’s ownership interest in us and its related rights, our common stock could trade at prices that do not reflect a “takeover premium” to the same extent as do the stocks of similarly-situated companies that do not have a majority or significant shareholder.

There can be no assurance that our organizational structure will enable us to successfully pursue our acquisition strategy.

Targeted acquisitions of other banks have been an important strategy in our past. The ability to accomplish such acquisitions depends on a number of factors, including the selling bank’s perception of the quality of the consideration that is being offered in the transaction, expectations for the prospects of the purchaser and, where stock is part of the consideration, the anticipated performance and liquidity of the purchaser’s stock. There can be no assurance that future acquisition targets will view TD Banknorth, or the liquidity and growth potential of its stock, as favorably following The Toronto-Dominion Bank’s acquisition of a majority interest in us on March 1, 2005 as they did previously. Accordingly, while we expect that we will be able to continue to grow through acquisitions, there can be no assurance that TD Banknorth will continue to be able to identify and execute beneficial acquisition opportunities.

Conflicts of interest may arise between The Toronto-Dominion Bank and TDBanknorth, which may be resolved in a manner that adversely affects TDBanknorth’s business, financial condition or results of operations.

Conflicts of interest may arise between TD Banknorth, on the one hand, and The Toronto-Dominion Bank and its other affiliates, on the other hand, in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions, financing transactions, sales or other dispositions by The Toronto-Dominion Bank of its interest in TD Banknorth and the exercise of The Toronto-Dominion Bank of its potential to control the management and affairs of TD Banknorth. Currently several of the directors on the TD Banknorth board are persons who are faced with decisions that could have materially different implications for TD Banknorth and for The Toronto-Dominion Bank. Our certificate of incorporation and the stockholders agreement contain provisions relating to the allocation of business opportunities that may be suitable for both TD Banknorth and The Toronto-Dominion Bank. TD Banknorth and The Toronto-Dominion Bank have not established any other formal procedures for TD Banknorth and The Toronto-Dominion Bank to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD Banknorth.

In addition, although the stockholders agreement restricts The Toronto-Dominion Bank’s ability to conduct a branch-based banking business in the United States other than through TD Banknorth, there are a number of limitations and exceptions to those restrictions, including operations conducted directly by The Toronto-Dominion Bank branches and agencies, banking support of the TD Waterhouse brokerage business (including through The Toronto-Dominion Bank’s existing U.S. insured depository institution, TD Waterhouse Bank, N.A.) and the ability to at least temporarily operate banks acquired by The Toronto-Dominion Bank incidentally to a business combination between The Toronto-Dominion Bank and a third party. It is possible that some of those businesses may compete with TD Banknorth and may have greater resources to do so. Moreover, because The Toronto-Dominion Bank currently controls a depository institution in the United States the deposits of which are insured by the FDIC and may in the future control others, our subsidiary bank, TD Banknorth, NA, could be assessed for losses suffered or anticipated by the FDIC as a result of a default by, or assistance provided by the FDIC in connection with the potential default by, another insured depository institution controlled by The Toronto-Dominion Bank. Any such assessment would be senior to the claims of

TD Banknorth as shareholder and may adversely affect the business, financial conditions or results of operations of TD Banknorth. In addition, The Toronto-Dominion Bank will have other obligations under U.S. banking laws to any such other depository institutions in the United States that it controls, including an obligation to guarantee, subject to certain limits, any plan of “prompt corrective action” such an institution is required to undertake should it become undercapitalized. Should these obligations arise, they may limit The Toronto-Dominion Bank’s ability to make capital available to, and otherwise support, TD Banknorth.

The Toronto-Dominion Bank, as the majority shareholder of TD Banknorth, has limited fiduciary duties to the minority shareholders of TD Banknorth.

Because The Toronto-Dominion Bank is a majority shareholder of TD Banknorth, The Toronto- Dominion Bank owes fiduciary duties, under Delaware common law, to TD Banknorth and the other shareholders of TD Banknorth. The fiduciary duties of controlling shareholders under Delaware law, however, are limited in a number of respects. For example, a controlling shareholder generally may sell its shares of stock in the corporation to any buyer and at any price it wishes, as long as the shareholder does not have reason to suspect that the buyer will harm the corporation or the non-controlling shareholders. A controlling shareholder is also generally entitled to vote its shares as it chooses, including to advance its own financial interest. Moreover, Delaware courts have stated that the law generally does not require that a controlling shareholder sacrifice its own financial interest in the enterprise for the sake of the corporation or its minority shareholders. Accordingly, a controlling shareholder is not under a duty to sell its holdings in the corporation or to agree to a sale of the corporation merely because the sale would profit the minority. While the determination of the fiduciary obligations of The Toronto-Dominion Bank in any particular context will depend on the specific facts, as a controlling shareholder The Toronto-Dominion Bank will have significant discretion to act in its own interest with respect to the voting and sale of its shares and will have limited fiduciary duties to TD Banknorth and its minority shareholders with respect to these matters.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2005, we conducted business from our executive offices at Two Portland Square, Portland, Maine and 396 banking offices located in Maine, New Hampshire, Massachusetts, Vermont, New York and Connecticut.

The following table sets forth certain information with respect to our offices at December 31, 2005.

	Number of
State	Banking Offices	Deposits
		(Dollars in Thousands)

Maine	61	$2,939,676
New Hampshire	75	4,214,562
Massachusetts	155	7,576,171
Vermont	36	1,666,459
New York	27	1,269,685
Connecticut	42	2,606,095

	396	$20,272,648

For additional information regarding our premises and equipment and lease obligations, see Notes 8 and 21 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

Item 3.	Legal Proceedings

In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against us and subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, we do not believe that the eventual outcome of pending litigation against us and our subsidiaries will have a material adverse effect on our consolidated financial position, liquidity or results of operations. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on our consolidated results of operations in any future reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of 2005.

PART II.

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Related Matters.  Our common stock is traded on the New York Stock Exchange, Inc (“NYSE”) under the symbol “BNK.” The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock for the periods indicated.

	Market Price		Dividends Declared
2005	High	Low	Per Share

First Quarter	$36.55	$28.57	$0.200
Second Quarter	31.73	29.39	0.220
Third Quarter	31.13	28.56	0.220
Fourth Quarter	30.40	26.00	0.220
2004
First Quarter	$34.45	$30.53	$0.195
Second Quarter	34.75	30.25	0.195
Third Quarter	36.10	30.49	0.200
Fourth Quarter	36.71	34.49	0.200

At February 28, 2006, there were 227,888,685 shares of common stock outstanding which were held by approximately 19,031 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

We have historically paid quarterly dividends on our common stock and currently intend to continue to do so in the foreseeable future. Our ability to pay dividends depends on a number of factors, however, including restrictions on the ability of TD Banknorth, NA to pay dividends under federal laws and regulations. See “Item 1A — Risk Factors.”

Share Repurchases.  The following table sets forth information with respect to any purchase made by or on behalf of TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, other than The Toronto-Dominion Bank, of shares of TD Banknorth common stock during the indicated periods.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs(1)

October 1-31, 2005	—	—	—	—
November 1-30, 2005	—	—	—	—
December 1-31, 2005	—	—	—	8,500,000

Total:	—	—	—	8,500,000

(1)	Our Board of Directors authorized the repurchase of 8,500,000 shares of our common stock upon completion of the acquisition of Hudson United Bancorp on January 31, 2006, which authority was increased by 2,000,0000 shares to 10,500,000 shares in January 2006. For additional information, see “Management’s” Discussions and Analysis of Financial Condition and Results of Operations — Recent Developments” in Item 7.

The following table presents the number of shares of TD Banknorth common stock purchased by our majority stockholder, The Toronto-Dominion Bank, as a result of our dividend reinvestment program during the indicated periods.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2005	—	—	—	—
November 1-30, 2005	676,057	$29.71	—	—
December 1-31, 2005	—	—	—	—

Total:	676,057	$29.71	—	—

Item 6.	Selected Consolidated Financial Data

	Combined	Predecessor	Predecessor	Predecessor	Predecessor
	2005	2004	2003	2002	2001
	(In thousands except per share data)

Condensed Income Statement
Net interest income	$997,803	$927,225	$832,852	$784,673	$676,416
Provision for loan and lease losses	17,166	40,340	42,301	44,314	41,889

Net interest income after loan and lease loss provision	980,637	886,885	790,551	740,359	634,527
Noninterest income(1)	306,597	345,956	375,138	286,352	243,979
Noninterest expense(2)	870,828	765,101	641,270	579,392	515,317

Income before income taxes	416,406	467,740	524,419	447,319	363,189
Provision for income taxes	142,428	163,097	173,660	148,681	124,104
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(290)

Net income	$273,978	$304,643	$350,759	$298,638	$238,795

Per Common Share
Basic earnings per share	$1.56	$1.78	$2.18	$2.01	$1.70
Diluted earnings per share	1.55	1.75	2.15	1.99	1.68
Dividends per share	0.84	0.79	0.70	0.58	0.53
Book value per share at year end	37.34	17.71	15.54	13.70	11.83
Tangible book value per share at year end	8.81	9.91	8.45	9.21	8.80
Stock price:
High	36.55	36.71	33.57	27.22	24.39
Low	26.00	30.25	20.60	20.44	18.13
Close	29.05	36.60	32.53	22.60	22.52
Period end common shares outstanding	173,665	179,298	162,188	150,579	151,221
Weighted average shares outstanding — diluted	177,001	174,158	163,520	149,829	141,802

Financial Ratios
Return on average assets	0.87%	1.08%	1.37%	1.39%	1.29%
Return on average equity	4.60	10.63	14.51	16.25	16.48
Net interest margin(3)	4.03	3.72	3.66	4.07	3.99
Net interest rate spread(3)	3.71	3.48	3.42	3.72	3.43
Average equity to average assets	18.84	10.17	9.44	8.56	7.82
Efficiency ratio(4)	66.76	60.09	53.09	54.10	55.99
Noninterest income as a percent of total income	23.50	27.17	31.05	26.74	26.51
Tier 1 leverage capital ratio	7.07	7.58	6.65	7.13	7.14
Tier 1 risk-based capital ratio	8.63	9.96	8.96	9.66	9.59
Total risk-based capital ratio	11.73	12.13	11.29	12.15	12.23
Dividend payout ratio(5)	54.17	44.36	31.90	28.76	30.27

Average Balance Sheet
Assets	$31,650,677	$28,173,424	$25,616,347	$21,460,719	$18,545,709
Loans and leases(6)	20,048,015	17,734,537	15,633,207	13,236,803	11,246,007
Deposits	20,081,969	18,877,811	17,302,983	14,566,644	12,529,630
Shareholders’ equity	5,962,416	2,865,540	2,416,926	1,838,064	1,449,353

Year End Balance Sheet Data
Assets	$32,095,353	$28,687,810	$26,453,735	$23,418,941	$21,076,586
Loans and leases, net(7)	19,896,697	18,349,842	16,113,675	13,847,735	12,525,493
Securities (including available-for-sale and held-to-maturity)	4,484,003	6,815,536	7,106,404	6,640,969	6,098,004
Goodwill and identifiable intangible assets	5,215,969	1,416,156	1,163,054	695,158	466,633
Deposits	20,272,648	19,227,581	17,901,185	15,664,601	14,221,049
Borrowings	4,923,970	5,990,705	5,882,864	5,432,581	4,602,388
Shareholders’ equity	6,483,873	3,176,114	2,520,519	2,063,485	1,789,115
Nonperforming assets(8)	61,535	81,103	63,103	68,953	81,227

(1)	Noninterest income included net securities losses of $95.2 million and $17.8 million and a gain of $29.2 million in 2005, 2004, and 2003, respectively in connection with our balance sheet deleveraging and restructuring programs.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million, $61.5 million, and $28.5 million in 2005, 2004 and 2003, respectively.

(3)	Net interest margin represents net interest income divided by average interest-earning assets and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, in each case calculated on a fully-taxable equivalent basis.

(4)	Represents noninterest expenses as a percentage of net interest income and noninterest income including net securities gains/losses.

(5)	Cash dividends paid divided by net income.

(6)	Includes loans and leases held for sale.

(7)	Excludes loans and leases held for sale.

(8)	Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share data and as noted)

The discussion and analysis that follows focuses on our results of operations during 2005, 2004, and 2003 and financial condition at December 31, 2005 and 2004. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in years prior to 2005 have been reclassified to conform to the 2005 presentation.

General

We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. At December 31, 2005, we had consolidated assets of $32.1 billion and consolidated shareholders’ equity of $6.5 billion. Based on total assets at that date, we were the 29th largest commercial banking organization in the United States.

Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At December 31, 2005, TD Banknorth, NA had 396 banking offices in Maine, New Hampshire, Vermont, Massachusetts, Connecticut and eastern New York and served approximately 1.4 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning and insurance agency services.

Business Strategy

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in our market areas; developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; increasing noninterest income through, among other things, expanded wealth management, investment planning and insurance agency services, controlling the growth of noninterest expenses and maintaining strong asset quality. As discussed below under “Acquisitions,” it is also part of our business strategy to supplement internal growth with targeted acquisitions of other financial institutions and insurance agencies in our current or contiguous market areas.

We strive to maintain a diversified loan and deposit mix and strong asset quality. We are focused on improving efficiencies as we integrate all of our acquisitions. We will continue to evaluate our operations and organizational structure to ensure they are closely aligned with our goal of increasing earnings per share.

Executive Overview

2005 was a transformational year as The Toronto-Dominion Bank acquired a majority interest in us on March 1, 2005. As discussed below under “Acquisition by The Toronto-Dominion Bank,” we were required to use the purchase method of accounting to account for this transaction and, as a result, goodwill increased by $3.0 billion, identifiable intangible assets increased by $705 million and shareholders’ equity increased by $3.4 billion. In addition to this landmark event, we acquired BostonFed Bancorp in January 2005; purchased the naming rights to the TD Banknorth Garden — the premier sports and entertainment arena in New England; reached agreement in July 2005 to acquire Hudson United Bancorp, the largest acquisition in our history, which was completed on January 31, 2006 and expanded our operations into southern Connecticut, the New York metropolitan area, New Jersey and Philadelphia, Pennsylvania; and continued to restructure our balance sheet by reducing the level of fixed rate securities in our investment portfolio that have extension/prepayment risk. Each of these items had substantial costs associated with their execution and as a result, net income and earnings per share declined from the prior year. However, we believe that each of these items has positioned us well for the future.

Diluted earnings per share were $1.55 in 2005 compared to $1.75 in 2004, a decline of 11%. Net income was $274.0 million in 2005 as compared to $304.6 million in 2004, a decline of $30.7 million, or 10%. Amortization expense on identifiable intangible assets increased by $96.5 million ($61.1 million after-tax) due to our use of the purchase method of accounting to account for the transaction with The Toronto-Dominion Bank on March 1, 2005, while losses related to balance sheet restructuring increased by $30.1 million ($19.1 million after-tax). Balance sheet restructuring losses include losses on securities, lower of cost or market adjustments on certain residential loans moved to loans held for sale and prepayment penalties on borrowings. The following summarizes our results for the year ended 2005 as compared to the year ended 2004.

•	Net interest income increased by $70.1 million. Although total average earning assets increased only slightly over the prior year, average investment securities declined by $2.5 billion (primarily the result of balance sheet deleveraging programs) while average loans increased by $2.3 billion (related to acquisitions and organic growth). This shift in mix of earning assets from investment securities to higher-yielding loans enhanced net interest income during a period of sustained increases in short-term interest rates. Net interest income and the net interest margin declined during the last two quarters of 2005, however, as a result of the flattening yield curve.

•	The provision for loan losses declined by $23.2 million, reflecting continued strong asset quality and lower net charge-offs.

•	Noninterest income decreased by $39.4 million or 11% due to the effects of losses on securities and lower of cost or market adjustments on certain residential loans incurred primarily in connection with our balance sheet deleveraging and restructuring programs, which reduced noninterest income by $92.5 million in the aggregate. The other components of noninterest income increased by $53.1 million or 15% in the aggregate, largely due to increases in deposit services income and merchant and electronic banking income as a result of increased transaction volumes.

•	Noninterest expense increased by $105.7 million or 14% due primarily to a $96.5 million increase in the amortization of identifiable intangible assets as a result of our use of the purchase method of accounting to account for the transaction with The Toronto-Dominion Bank on March 1, 2005, which more than offset a $7.0 million or 14% decrease in merger and consolidation costs and a $55.2 million or 90% decrease in prepayment penalties on borrowings. The other components of noninterest expense increased by $71.5 million or 11% in the aggregate as a result of expense associated with acquisitions completed in 2005 and 2004, management retention agreements entered into in connection with The Toronto-Dominion Bank transaction and employee benefit programs, including restricted stock unit awards granted in 2005 that will be settled in cash.

Our financial condition and liquidity rating remain strong. The following are important factors in understanding our financial conditions and liquidity:

•	using the definition of federal banking regulators, we continue to be “well-capitalized”;

•	Moody’s rating of our senior notes was “A2” at December 31, 2005;

•	we increased our quarterly dividend by 10% to $0.22 per share in May 2005; and

•	our liquidity measures at December 31, 2005 and throughout the year met our policy guidelines.

Acquisition by The Toronto-Dominion Bank

The Toronto-Dominion Bank acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then The Toronto-Dominion Bank acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of The Toronto-Dominion Bank with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore, was accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:

•	cash paid by The Toronto-Dominion Bank,

•	the value of The Toronto-Dominion Bank common shares issued and

•	the value of TD Banknorth Inc. shares issued.

The purchase price and related purchase accounting adjustments resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005. The most significant adjustments were to increase goodwill by $3.0 billion, identifiable intangible assets by $705 million and shareholders’ equity by $3.4 billion as of March 1, 2005. As a result of the increase in identifiable intangible assets, amortization expense on identifiable intangible assets for 2005 was $96.5 million higher than in 2004. For additional information, see Notes 3 and 9 to the Consolidated Financial Statements.

Financial information presented herein for all dates and periods prior to completion of The Toronto-Dominion Bank transaction on March 1, 2005 reflects our historical basis of accounting, and financial information presented herein for all dates and periods from and after March 1, 2005 reflect the adjusted values of our assets and liabilities resulting from the application of purchase accounting on that date. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein for 2005 combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to December 31, 2005) to present “combined” results for year ended December 31, 2005. Because of the effects of accounting for The Toronto-Dominion Bank transaction under the purchase method effective March 1, 2005, information on a combined basis for the year ended December 31, 2005 may not be comparable to information for the years ended December 31, 2004 and December 31, 2003, which are presented on a historical basis.

Table 1 — Consolidated Statements of Operations

The following table sets forth selected income data on a historical basis for the period January 1, 2005 to February 28, 2005, on a fair value basis for the period March 1, 2005 to December 31, 2005, on a combined basis for the year ended December 31, 2005 and on a historical basis for the years ended December 31, 2004 and December 31, 2003.

	Predecessor	Successor	Combined	Predecessor	Predecessor
	January 1, 2005 to	March 1, 2005 to	Year Ended	Year Ended	Year Ended
	February 28, 2005	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2003

Interest and dividend income:
Interest and fees on loans and leases	$176,949	$993,584	$1,170,533	$933,833	$880,185
Interest and dividends on securities	51,183	178,976	230,159	317,015	304,805

Total interest and dividend income	228,132	1,172,560	1,400,692	1,250,848	1,184,990

Interest expense:
Interest on deposits	30,694	197,902	228,596	161,004	188,836
Interest on borrowed funds	32,654	141,639	174,293	162,619	163,302

Total interest expense	63,348	339,541	402,889	323,623	352,138

Net interest income	164,784	833,019	997,803	927,225	832,852
Provision for loan and lease losses	1,069	16,097	17,166	40,340	42,301

Net interest income after provision for loan and lease losses	163,715	816,922	980,637	886,885	790,551

	Predecessor	Successor	Combined	Predecessor	Predecessor
	January 1, 2005 to	March 1, 2005 to	Year Ended	Year Ended	Year Ended
	February 28, 2005	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2003

Noninterest income:
Deposit services	18,359	111,270	129,629	109,321	97,323
Insurance agency commissions	8,252	42,259	50,511	50,311	45,714
Merchant and electronic banking income, net	7,751	51,152	58,903	50,564	41,778
Wealth management services	6,959	35,224	42,183	39,788	31,956
Bank-owned life insurance	4,169	20,038	24,207	23,282	22,930
Investment planning services	2,815	16,477	19,292	19,418	15,692
Net securities (losses) gains	(46,548)	(46,522)	(93,070)	(7,701)	42,460
Loans held for sale — Lower of cost or market adjustment	(7,500)	386	(7,114)	—	—
Change in unrealized loss on derivatives	—	5,943	5,943	—	—
Other noninterest income	9,104	67,009	76,113	60,973	77,285

	3,361	303,236	306,597	345,956	375,138

Noninterest expense:
Compensation and employee benefits	67,977	340,950	408,927	356,611	326,621
Occupancy	11,411	59,071	70,482	63,892	59,200
Equipment	8,440	43,357	51,797	48,480	47,459
Data processing	7,233	38,787	46,020	43,141	40,940
Advertising and marketing	4,373	26,008	30,381	25,550	22,000
Amortization of identifiable intangible assets	1,561	103,526	105,087	8,627	8,946
Merger and consolidation costs	27,264	15,415	42,679	49,635	8,104
Prepayment penalties on borrowings	6,300	3	6,303	61,546	30,490
Other noninterest expense	15,887	93,265	109,152	107,619	97,510

	150,446	720,382	870,828	765,101	641,270

Income before income tax expense	16,630	399,776	416,406	467,740	524,419
Provision for income taxes	6,182	136,246	142,428	163,097	173,660

Net income	$10,448	$263,530	$273,978	$304,643	$350,759

Acquisitions

Our profitability and market share have been enhanced in recent years through acquisitions of both financial and nonfinancial institutions. We continually evaluate acquisition opportunities and frequently conduct due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some pro forma dilution of our book value and net income per common share may occur in connection with any future transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated, as are revenue enhancements.

Table 2 — Acquisitions 2003 — 2005

The following table sets forth certain information regarding our bank acquisitions in 2005, 2004 and 2003. All acquisitions were accounted for as purchases and, as a result, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at				Total
	Acquisition	Acquisition Date		Cash	Shares	Purchase
	Date	Assets	Equity	Paid	Issued	Price
	(Dollars and shares in millions)

BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$0.3	6.2	$200.2
CCBT Financial Companies, Inc.	4/30/2004	1,292.9	108.5	—	9.2	298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	88.9	—	88.9
First & Ocean Bancorp	12/31/2003	274.4	15.6	49.7	—	49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	328.5	13.4	711.4

In addition to the bank acquisitions in the above table, we acquired four insurance agencies from 2003 to 2005. The total purchase price for these agencies was $15.7 million.

For additional information regarding our acquisitions in 2003 — 2005, see Note 4 to the Consolidated Financial Statements. For information regarding our recent acquisition of Hudson United Bancorp, see “Recent Acquisition” under Item 1 and Note 28 to the Consolidated Financial Statements.

Results of Operations

Comparison of 2005 and 2004

Net Interest Income

Net interest income is the difference between interest income on earning assets such as loans, leases and securities and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest source of net revenue. Net interest income is affected by changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities.

Table 3 — Three-Year Average Balance Sheets

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income on interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest margin. For purposes of the table and the following discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax exempt interest received on loans to qualifying borrowers and on certain securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Information is based on average daily balances during the indicated periods.

	Combined			Predecessor			Predecessor
	Year Ended			Year Ended			Year Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Loans and leases(1):
Residential real estate mortgages	$3,439,050	$185,020	5.38%	$2,997,572	$150,245	5.01%	$2,839,969	$159,215	5.61%
Commercial real estate mortgages	6,662,952	404,315	6.07%	5,959,510	345,147	5.79%	5,162,413	312,681	6.06%
Commercial business loans and leases	4,135,985	246,472	5.96%	3,686,919	181,437	4.92%	3,153,293	160,761	5.10%
Consumer loans and leases	5,810,028	339,776	5.85%	5,090,536	261,358	5.13%	4,477,532	251,347	5.61%

Total loans and leases	20,048,015	1,175,583	5.86%	17,734,537	938,187	5.29%	15,633,207	884,004	5.65%
Investment securities(2)	4,863,214	232,195	4.77%	7,339,166	319,042	4.35%	7,242,995	306,721	4.23%
Federal funds sold and other short-term investments	16,596	308	1.86%	9,986	90	0.90%	11,004	160	1.46%

Total earning assets	24,927,825	1,408,086	5.65%	25,083,689	1,257,319	5.01%	22,887,206	1,190,885	5.20%

Bank-owned life insurance	558,961			503,957			465,446
Noninterest-earning assets	6,163,891			2,585,778			2,263,695

Total assets	$31,650,677			$28,173,424			$25,616,347

Interest-bearing deposits:
Regular savings	$2,650,297	9,766	0.37%	$2,563,838	7,513	0.29%	$2,399,179	10,994	0.46%
Now and money market accounts	8,105,948	112,986	1.39%	7,678,644	62,336	0.81%	6,652,030	59,193	0.89%
Certificates of deposit	4,838,189	103,273	2.13%	4,647,746	91,149	1.96%	5,027,739	118,649	2.36%
Brokered deposits	66,709	2,571	3.85%	272	6	2.03%	—	—	—

Total interest-bearing deposits	15,661,143	228,596	1.46%	14,890,500	161,004	1.08%	14,078,948	188,836	1.34%
Borrowed funds	5,089,451	174,293	3.42%	6,245,995	162,619	2.60%	5,693,420	163,302	2.87%

Total interest-bearing liabilities	20,750,594	402,889	1.94%	21,136,495	323,623	1.53%	19,772,368	352,138	1.78%

Non-interest bearing deposits	4,420,826			3,987,311			3,224,035
Deferred tax liability related to identifiable intangible assets	197,747			16,029			13,655
Other liabilities	319,094			168,049			189,363
Shareholders’ equity	5,962,416			2,865,540			2,416,926

Total liabilities and shareholders’ equity	$31,650,677			$28,173,424			$25,616,347

Net earning assets	$4,177,231			$3,947,194			$3,114,838

Net interest income (fully-taxable equivalent)		1,005,197			933,696			838,747
Less: fully-taxable equivalent adjustments		(7,394)			(6,471)			(5,895)

Net interest income		$997,803			$927,225			$832,852

Net interest rate spread (fully-taxable equivalent)			3.71%			3.48%			3.42%
Net interest margin (fully-taxable equivalent)			4.03%			3.72%			3.66%

(1)	Loans and leases include portfolio loans and leases and loans held for sale.

(2)	Includes securities available for sale and held to maturity.

Table 4 — Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in rate/volume (change in rate multiplied by change in volume).

	Combined				Predecessor
	Year Ended December 31, 2005 vs. 2004				Year Ended December 31, 2004 vs. 2003
	Increase (Decrease) due to				Increase (Decrease) due to
			Rate and	Total			Rate and	Total
	Volume(1)	Rate	Volume(2)	Change	Volume(1)	Rate	Volume(2)	Change

Interest income:
Loans and leases	$122,383	$101,087	$13,926	$237,396	$118,725	$(56,280)	$(8,262)	$54,183
Investment securities	(107,704)	30,824	(9,967)	(86,847)	4,068	8,692	(439)	12,321
Federal funds and other short-term investments	53	89	76	211	(15)	(62)	7	(70)

Total interest income	14,732	132,000	4,035	150,760	122,778	(47,650)	(8,694)	66,434

Interest expense:
Interest-bearing deposits
Regular savings	251	2,051	(49)	2,253	757	(4,079)	(159)	(3,481)
NOW and money market accounts	3,461	44,536	2,653	50,650	9,137	(5,322)	(672)	3,143
Certificates of deposit	3,733	7,901	490	12,124	(8,968)	(20,111)	1,579	(27,500)
Brokered deposits	1,349	5	1,211	2,565	—	—	6	6

Total interest-bearing deposits	8,794	54,493	4,305	67,592	926	(29,512)	754	(27,832)
Borrowed funds	(30,070)	51,217	(9,473)	11,674	15,859	(15,372)	(1,170)	(683)

Total interest expense	(21,276)	105,710	(5,168)	79,266	16,785	(44,884)	(416)	(28,515)

Net interest income (fully- taxable equivalent)	$36,008	$26,290	$9,203	$71,501	$105,993	$(2,766)	$(8,278)	$94,949

(1)	Volume increases include the effects of the acquisitions of BostonFed Bancorp, Inc. on January 21, 2005, CCBT Financial Companies, Inc. and Foxborough Savings Bank on April 30, 2004, First and Ocean Bancorp on December 31, 2003 and American Financial Holdings, Inc. on February 14, 2003.

(2)	Includes changes in interest income and expense not due solely to volume or rate changes.

Table 5 — Analysis of Net Interest Income

The following table presents information regarding our net interest income, net interest rate spread, net interest margin and average balances during the periods indicated.

	Combined	Predecessor	Predecessor
	Year Ended	Year Ended	Year Ended	Change	Change
	December 31, 2005	December 31, 2004	December 31, 2003	2005-2004	2004-2003

Components of net interest income
Income on earning assets (fully-taxable equivalent)	$1,408,086	$1,257,319	$1,190,885	$150,767	$66,434
Expenses on interest-bearing liabilities	402,889	323,623	352,138	79,266	(28,515)

Net interest income (fully-taxable equivalent)	1,005,197	933,696	838,747	71,501	94,949
Less: fully-taxable equivalent adjustments	(7,394)	(6,471)	(5,895)	(923)	(576)

Net interest income, as reported	$997,803	$927,225	$832,852	$70,578	$94,373

Average balance
Loans and leases	$20,048,015	$17,734,537	$15,633,207	$2,313,478	$2,101,330
Investment securities	4,863,214	7,339,166	7,242,995	(2,475,952)	96,171
Federal funds sold and other short term investments	16,596	9,986	11,004	6,610	(1,018)

Total earning assets	24,927,825	25,083,689	22,887,206	(155,864)	2,196,483
Total interest-bearing liabilities	20,750,594	21,136,495	19,772,368	(385,901)	1,364,127

Net earning assets	$4,177,231	$3,947,194	$3,114,838	$230,037	$832,356

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	5.65%	5.01%	5.20%	0.64%	(0.19%)
Rate paid on interest-bearing liabilities	1.94%	1.53%	1.78%	0.41%	(0.25%)

Net interest rate spread (fully-taxable equivalent)	3.71%	3.48%	3.42%	0.23%	0.06%

Net interest margin (fully-taxable equivalent)	4.03%	3.72%	3.66%	0.31%	0.06%

Fully-taxable equivalent net interest income for 2005 increased $71.5 million, or 7.7%, compared to 2004. This increase was primarily attributable to the following items:

•	a change in the mix of average earning assets resulting from deleveraging programs (loans comprised 80% of average earning assets during 2005 compared to 71% during 2004);

•	changes in the composition of interest-bearing liabilities resulting from deleveraging programs (deposits comprised 75% of interest-bearing liabilities during 2005 compared to 70% during 2004);

•	a slight increase in net earning assets as a result of the acquisition of BostonFed Bancorp Inc. in January 2005 and CCBT Financial Companies, Inc. and Foxborough Savings Bank in April 2004 and internal growth;

•	a 23 basis point increase in net interest rate spread;

•	the benefit of interest rate swap agreements with a notional amount of $2.2 billion which hedged the cash flows on certain variable rate loans, which increased net interest income by $15.4 million; and

•	an 11% increase in noninterest-bearing deposits.

Fully-taxable equivalent interest income increased by $150.8 million in 2005 as compared to 2004 as the result of an increase in the weighted average yield on earning assets from 5.01% in 2004 to 5.65% in 2005, an increase of 64 basis points. The increase was due in part to rising short term interest rates and the effects of balance sheet deleveraging programs under which certain fixed rate securities and residential loans with extension/prepayment risk were sold at a loss and the proceeds used to repay borrowings.

Interest expense increased by $79.3 million in 2005 compared to 2004 as a result of rising short term interest rates. The Federal Reserve Board raised its overnight federal funds rate five times during 2004 and eight times during 2005; each time the rate increased by 25 basis points (or 1/4 of 1%). The weighted average rate paid on interest-bearing liabilities was 1.94% in 2005 up from 1.53% in 2004, an increase of 41 basis points. Year over year, the weighted average cost of deposits increased by 38 basis points and the weighted average cost of borrowings increased by 82 basis points. The effect of higher funding costs was mitigated in part by the prepayment of $3 billion of borrowings in the fourth quarter of 2004 at a pre-tax loss of $61.5 million due to prepayment penalties. Average interest-bearing deposits increased by $771 million or 5%, due to acquisitions. Average demand deposits increased by $434 million (or 11%); excluding acquisitions average demand deposits increased by $275 million (or 6%). Average borrowings declined by $1.2 billion in 2005 compared to 2004 due to balance sheet deleveraging programs, which were offset in part by borrowings assumed from acquired banks.

Interest rate spread, which represents the difference between the yield earned on our interest-earning assets and the rate paid on our interest-bearing liabilities, increased to 3.71% in 2005 from 3.48% in 2004 because the 64 basis point increase in the weighted average yield on interest-earning assets rate was greater than the 41 basis point increase in the weighted average rate paid on interest-bearing liabilities primarily as a result of balance sheet deleveraging programs. Our net interest income and net interest margin also benefited from non-customer interest rate swap agreements that synthetically converted variable rate assets to fixed rate assets and fixed rate debt to variable rate debt. The combined effect of these interest rate swap agreements was to increase net interest income by $16.2 million in 2005 and by $8.4 million in 2004. During 2005, all non-customer related interest rate swaps were terminated. At December 31, 2005, the deferred loss related to these terminations amounted to $32.2 million, which is being amortized as a reduction of interest income over the remaining life of the hedged items. See “Asset-Liability Management” for more information.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section.

Table 6 — Provision for Loan and Lease Losses

The following table sets forth information regarding our provision for loan and lease losses during the periods indicated.

				Change
	Combined	Predecessor	Predecessor	2005-2004		2004-2003
	2005	2004	2003	Amount	Percent	Amount	Percent

Provision for loan and lease losses	$17,166	$40,340	$42,301	$(23,174)	(57)%	$(1,961)	(5)%

We provided $17.1 million and $40.3 million for loan and lease losses in 2005 and 2004, respectively. In addition to the provisions made for on-balance sheet loans and leases, we provided $1.2 million for loss reserves related to off-balance sheet loan commitments in 2005. This $1.2 million provision is included in other noninterest expense. The reduction in the provision for loan and lease losses in 2005 reflected our consistently strong asset quality, loss experience and migration analysis. Specifically, nonperforming assets were lower and our recent favorable loss factors replaced higher historical factors, resulting in a lower required allowance level and related provision for loan and lease losses. The ratio of net charge-offs to average loans and leases was 0.16% in 2005 and 0.21% in 2004. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 381% at December 31, 2005, as compared to 322% at December 31, 2004. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses. Although we use our best judgment in providing for losses, for the reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.

Noninterest Income

Table 7 — Noninterest Income

The following table presents our noninterest income during the periods indicated.

	Combined	Predecessor	Predecessor	Change
	Year Ended	Year Ended	Year Ended	2005-2004		2004-2003
	December 31, 2005	December 31, 2004	December 31, 2003	Amount	Percent	Amount	Percent

Noninterest income:
Deposit services	$129,629	$109,321	$97,323	$20,308	19%	$11,998	12%
Insurance agency commissions	50,511	50,311	45,714	200	0%	4,597	10%
Merchant and electronic banking income, net	58,903	50,564	41,778	8,339	16%	8,786	21%
Wealth management services	42,183	39,788	31,956	2,395	6%	7,832	25%
Bank-owned life insurance	24,207	23,282	22,930	925	4%	352	2%
Investment planning services	19,292	19,418	15,692	(126)	(1)%	3,726	24%
Net securities (losses) gains	(93,070)	(7,701)	42,460	(85,369)	NM	(50,161)	NM
Loans held for sale — Lower of cost or market adjustment	(7,114)	0	0	(7,114)	NM	0	0%
Change in unrealized loss on derivatives	5,943	0	0	5,943	NM	0	0%
Other noninterest income:
Covered call option premiums	8,517	18,024	27,756	(9,507)	(53)%	(9,732)	(35%)
Loan fee income	31,456	26,453	24,831	5,003	19%	1,622	7%
Mortgage banking services income	9,718	6,562	10,212	3,156	48%	(3,650)	(36%)
Venture capital write-downs	(106)	(2,880)	(592)	2,774	96%	(2,288)	NM
Income on restricted stock	11,061	6,157	7,979	4,904	80%	(1,822)	(23%)
Miscellaneous income	15,467	6,657	7,099	8,810	NM	(442)	(6%)

Total other noninterest income	76,113	60,973	77,285	15,140	25%	(16,312)	(21%)

Total	$306,597	$345,956	$375,138	$(39,359)	(11)%	$(29,182)	(8%)

NM = Not meaningful

Deposit services income increased by $20.3 million or 19% in 2005, primarily as a result of an increase in overdraft fees resulting from increases in transaction volume and accounts. This increase in overdraft fees was partially offset by a decline in service charge income on business accounts resulting from the introduction of “Free Business Checking” in 2004. Acquisitions accounted for a portion of the increased number of deposit accounts, increased overdraft fees and increased retail service charges.

Insurance agency commissions were flat in 2005 compared to 2004. Increased renewal commissions and fee income were offset by lower new business volume.

Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income increased by $8.3 million or 16% in 2005 due to increases in the volume of transactions processed and increased market share from acquisitions.

Wealth management services income increased $2.4 million or 6% in 2005. This increase was primarily due to an increase in assets under management, which increased to $11.4 billion at December 31, 2005 from $10.3 billion at December 31, 2004, an increase of $1.1 billion, primarily as a result of improvements in the stock-market during 2005.

Income from bank owned life insurance (“BOLI”) increased $925 thousand or 4% during 2005. The cash surrender value of BOLI was $572.8 million at December 31, 2005 compared to $523.1 million at December 31, 2004. The $49.7 million increase was primarily comprised of amounts from acquisitions and increases in the cash surrender value of policies. Most of our BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such general account carriers AA− or better at December 31, 2005. The average carrying value of BOLI in 2005 was $559 million, compared to $504 million in 2004.

Investment planning services income consists primarily of commissions earned from sales of third party fixed annuities, variable annuities and mutual funds. Investment planning services income was flat when compared to last year. The pipeline of new business slowed in 2005 due to lower referral volume from the retail branch network and reduced demand for variable annuities.

Net securities losses amounted to $93.1 million during 2005. This included a $50.4 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. In addition, a securities loss of $45 million was recorded in December 2005 in connection with the identification of other than temporary impairment on $2.6 billion of securities to be sold in early 2006. Gains and losses from the sale of securities are subject to market and economic conditions.

Loans held for sale — lower of cost or market adjustment amounted to a $7.1 million charge during the year ended December 31, 2005. This amount was recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the first quarter of 2005. We retained the servicing on these loans which were sold in 2005.

The change in unrealized losses on certain derivatives of $5.9 million in the year ended December 31, 2005 resulted primarily from required changes in accounting for certain interest rate swap agreements in connection with the accounting for The Toronto-Dominion Bank transaction under the purchase method. Through February 28, 2005, interest rate swap agreements with a notional amount of $541.5 million were accounted for as fair value hedges of certain fixed-rate FHLB borrowings, subordinated debt and senior notes. In addition, interest rate swap agreements with a notional amount of $1.2 billion were entered into in February 2005 and were accounted for as cash flow hedges of certain variable rate commercial loans through February 28, 2005. Under hedge accounting rules, the fair value of these interest rate swap agreements was recorded on our balance sheet with the offset recorded as an adjustment of borrowings (in the case of the fair value hedges) or shareholders’ equity — accumulated other comprehensive income (in the case of cash flow hedges). On March 1, 2005, the date of completion of The Toronto-Dominion Bank transaction and resultant purchase accounting adjustments, these interest rate swap agreements were not redesignated as hedges because it was not determined that The Toronto-Dominion Bank transaction should be accounted for under the purchase method until several weeks later. As a result, hedge accounting for these interest rate swap agreements was no longer permitted. In March 2005, a loss of $8.2 million was recorded to reflect the change in the fair value of these swap agreements from March 1, 2005 to March 31, 2005. On April 21, 2005, the interest rate swap agreements related to variable rate commercial loans were redesignated as cash flow hedges, and a gain of $10.1 million was recorded to reflect the change in fair value of these agreements from March 31, 2005 to April 21, 2005; these interest rate swaps were able to be redesignated as cash flow hedges because all applicable requirements of Statement of Financial Accounting Standard (“SFAS”) No. 133 paragraphs 28 and 29 were met at the new inception date. Although no longer eligible for short cut accounting, the interest rate swap agreements related to fixed rate borrowings could not be redesignated as hedges because they did not meet the requirements to be considered highly effective. These interest rate swap agreements were terminated on May 13, 2005. From March 31, 2005 to May 13, 2005 these interest rate swap agreements increased in value and a gain of $4.8 million was recorded. In addition, in September 2005 we recorded a loss of $0.7 million on termination of a $165 million, 10-year U.S. Treasury rate lock agreement that was originated in June 2005 to hedge the forecasted issuance of $150 million of subordinated debt. In September 2005, we made a decision to issue the subordinated debt in Canada rather than proceed with the originally forecasted U.S. transaction. We decided that a Canadian subordinated debt issuance was preferable to a U.S. subordinated debt issuance for several reasons including lower funding costs, lower issuance costs via a private placement and a longer fixed term. We estimate the annual cost savings to be approximately $0.4 million per year.

Other noninterest income increased $15.1 million, or 25%, in 2005, primarily as a result of the following changes in the components of other noninterest income. Loan fee income increased by $5.0 million in 2005, largely due to higher volumes of interest rate swap agreements sold by us to commercial loan customers to synthetically fix the interest rate on their variable rate loans. In connection with these transactions, we simultaneously entered into offsetting interest rate swap agreements with third party dealers. Covered call option premiums decreased by $9.5 million in 2005; this decline was related to lower volatility in interest rates and lower purchases of investment securities. The covered call option program is managed in conjunction with the fixed-income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call option activity varies as interest rates, levels of market volatility and our strategic objectives for the fixed-income securities portfolio change. Mortgage banking services income increased $3.2 million in 2005; this increase was largely due to gains on sale of portfolio loans in 2005. Venture capital write-downs were lower than prior year amounts, reflecting the improved performance of our investments in venture capital funds. Income on restricted stock, which represents dividends earned on required investments in the equity securities of the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”), increased by $44.9 million in 2005. Our investment levels in these securities are determined by regulation based on outstanding borrowings in the case of the FHLB and our equity in the case of the FRB. Miscellaneous other noninterest income increased by $8.8 million in 2005. This income includes fees and commissions on our official check program, cash receipts in excess of estimated cash flows on certain impaired loans which were written down to estimated fair value in connection with The Toronto-Dominion Bank transaction and fees earned from business referrals to The Toronto-Dominion Bank since March 1, 2005. Each of these items increased over the respective amount recorded in the prior year.

Noninterest Expense

Table 8 — Noninterest Expense

The following table presents noninterest expense during the periods indicated.

				Change
	Combined	Predecessor	Predecessor	2005-2004		2004-2003
	2005	2004	2003	Amount	Percent	Amount	Percent

Noninterest expense:
Compensation and employee benefits	$408,927	$356,611	$326,621	$52,316	15%	$29,990	9%
Occupancy	70,482	63,892	59,200	6,590	10%	4,692	8%
Equipment	51,797	48,480	47,459	3,317	7%	1,021	2%
Data processing	46,020	43,141	40,940	2,879	7%	2,201	5%
Advertising and marketing	30,381	25,550	22,000	4,831	19%	3,550	16%
Amortization of identifiable intangible assets	105,087	8,627	8,946	96,460	NM	(319)	(4%)
Merger and consolidation costs	42,679	49,635	8,104	(6,956)	(14)%	41,531	NM
Prepayment penalties on borrowings	6,303	61,546	30,490	(55,243)	(90)%	31,056	102%
Other noninterest expense:
Telephone	12,998	14,717	12,858	(1,719)	(12)%	1,859	14%
Office supplies	12,741	10,638	10,513	2,103	20%	125	1%
Postage and freight	11,256	10,657	11,187	599	6%	(530)	(5%)
Miscellaneous loan costs	5,529	4,930	5,984	599	12%	(1,054)	(18%)
Deposits and other assessments	4,220	3,756	3,752	464	12%	4	0%
Collection and carrying costs of non-performing assets	2,447	2,717	2,694	(270)	(10)%	23	1%
Miscellaneous	59,961	60,204	50,522	(243)	(0)%	9,682	19%

Total other noninterest expense	109,152	107,619	97,510	1,533	1%	10,109	10%

Total	$870,828	$765,101	$641,270	$105,727	14%	$123,831	19%

NM = Not meaningful

Compensation and employee benefits expense increased 15% during 2005 due to higher salaries and benefit costs resulting from acquisitions, normal merit increases, costs related to management retention agreements entered into in connection with The Toronto-Dominion Bank transaction and expenses associated with restricted stock unit awards granted in 2005 that will be settled in cash. The total number of full-time equivalent employees approximated 7,500 at December 31, 2005 compared to 7,200 at December 31, 2004. Pension expense (which is included in compensation and employee benefits expense) was $10.9 million and $11.4 million during the years ended December 31, 2005 and 2004, respectively. The decline was primarily due to earnings on the year end 2004 cash contribution and lower amortization of deferred actuarial losses. The fair value of plan assets at December 31, 2005 was $299.0 million compared to $263.9 million at December 31, 2004. We contributed $27.6 million, $17.1 million and $47.4 million to the pension plan in 2005, 2004 and 2003, respectively.

Occupancy expense in 2005 increased $6.6 million or 10%. This increase was due primarily to the cost of additional facilities from acquisitions and increased grounds maintenance and electricity expense as a result of winter weather conditions in early 2005.

Equipment expense increased $3.3 million or 7% in 2005 primarily due to increased costs from acquisitions, depreciation on new equipment purchases and equipment maintenance expenses.

Data processing expense increased $2.9 million or 7% during the year ended December 31, 2005 due to data line expenses to support technology upgrades and from acquisitions. In addition, software licensing expense increased due to increased renewal rates, purchases of new software, and system enhancements.

Advertising and marketing expense increased $4.8 million or 19% in 2005. This increase was primarily due to additional brand advertising and promotional campaigns to enhance brand recognition in certain of our markets. We began amortizing the costs of the naming rights agreement for the TD Banknorth Garden in Boston, Massachusetts on July 1, 2005. Our 50% share of these costs was $1.8 million in 2005 and is expected to be approximately $3.6 million for a full year (The Toronto-Dominion Bank bears the other 50%). Advertising expense also increased in 2005 due to corporate sponsorships of the Boston Bruins and Boston Celtics.

Amortization expense on identifiable intangible assets increased by $96.5 million due to the amortization of $705 million incremental of identifiable intangible assets (primarily core deposit and loan relationship intangibles) recorded in connection with our use of the purchase method to account for The Toronto-Dominion Bank transaction on March 1, 2005. These intangible assets amortize over periods up to 18 years and are being amortized based on the expected cash flows generated from the intangible asset. See Note 9 to the Consolidated Financial Statements for more information and scheduled amortization.

Merger and consolidation costs decreased $7.0 million or 14% in 2005 compared to 2004 primarily due to costs incurred in 2004 in connection with our acquisition of CCBT Financial Companies, Inc. and Foxborough Savings Bank. For a tabular analysis of our merger and consolidation costs, see Note 11 to the Consolidated Financial Statements.

Prepayment penalties on borrowings decreased by $55.2 million because the balance sheet deleveraging in 2004 included the prepayment of $1.2 billion of long-term borrowings.

Other noninterest expense increased $1.5 million or 1% in 2005. This increase was largely due to a $2.1 million increase in office supplies expense, $1.3 million increase in consulting costs, $1.2 million of provisions for off-balance sheet credit exposures, and a $2.4 million increase in travel and entertainment costs, which were offset in part by a $1.7 million reduction in telephone expenses, a $553 thousand decrease in professional fees (due to lower Sarbanes-Oxley Act related fees) and a $1.0 million reduction in legal settlement costs.

Taxes

Table 9 — Income Tax Expense

The following table presents information regarding our income tax expense during the periods indicated.

				Change
	Combined	Predecessor	Predecessor	2005-2004		2004-2003
	2005	2004	2003	Amount	Percent	Amount	Percent

Income tax expense	$142,428	$163,097	$173,660	$(20,669)	(13)%	$(10,563)	(6%)

Our effective tax rate was 34.2% in 2005 and 34.9% in 2004. The decrease in the effective tax rate to 34.2% was primarily due to reduced nondeductible compensation expense in 2005 as compared to 2004. We expect the effective tax rate to be approximately 34% in 2006.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have recently been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and are appealing them in accordance with administrative procedures. Although we believe that our reserves for existing and potential state tax assessments are appropriate, we estimate that the range of reasonably possible exposure over established reserves for existing and potential state tax assessments is from $0 to $11 million, after federal tax benefits. To the extent we settle these assessments for an amount greater than or less than the related reserves, the excess or deficiency will be recorded as an adjustment to goodwill.

Comprehensive Income

Table 10 — Comprehensive Income

The following table sets forth information regarding our comprehensive income during the periods indicated.

				Change
	Combined	Predecessor	Predecessor	2005-2004		2004-2003
	2005	2004	2003	Amount	Percent	Amount	Percent

Net income	$273,978	$304,643	$350,759	$(30,665)	(10)%	$(46,116)	(13%)
Other comprehensive income, net of tax Net change in unrealized gains (losses) on securities	(10,627)	(7,231)	(110,068)	(3,396)	(47)%	102,837	93%
Net change in deferred and unrealized gains (losses) on cash flow hedges	(28,665)	146	1,575	(28,811)	NM	(1,429)	(91%)
Change in minimum pension liability	—	(1,079)	(446)	1,079	100%	(633)	(142%)

Comprehensive income	$234,686	$296,479	$241,820	$(61,793)	(21)%	$54,659	23%

Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 17 in the Consolidated Financial Statements included in Item 8.

Our available for sale investment securities portfolio had net unrealized gains (losses) of ($20.2) million, $669 thousand and $11.8 million (which on an after-tax basis amounted to ($13.2) million, $435 thousand and $7.7 million, respectively) at December 31, 2005, 2004 and 2003, respectively. The changes from year to year reflect changes in prevailing interest rates, gains and losses recorded on sales of securities or impairment of securities, and, to a lesser degree, the size of the available for sale investment securities portfolio. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. The change in fair value of our interest-bearing liabilities, which would tend to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

The effect of deferred and unrealized gains (losses) related to cash flow hedges on comprehensive income was a loss of $28.7 million in 2005, a significant decline from 2004. This change primarily related to $2.2 billion of cash flow hedges that were entered into in early 2005 and terminated in December 2005 at a pre-tax loss of $32.5 million. These losses are being amortized as a reduction of interest income on loans over a seven year period based on the pattern of the specific loan cash flows that were originally designated as being hedged (an accelerated method).

Segment Reporting

Our primary business segment is Community Banking, which represents over 91% of our consolidated net income and consolidated assets and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans and leases, commercial real estate loans, residential mortgage loans and a variety of consumer loans. In addition to keeping loans for our own portfolio, we sell residential mortgage loans into the secondary market. We also invest in mortgage-backed securities and securities backed by the United States Government and agencies thereof, as well as other securities. In addition to Community Banking, we have Insurance Agency, Investment Planning and Wealth Management segments, each of which represents less than 5% of our consolidated net income and consolidated assets and in the aggregate represent less than 10% of our consolidated net income and consolidated assets. Our Insurance Agency business earns commissions on insurance agency activities, our investment planning business earns fees on the sales of mutual funds and third party fixed annuities and our Wealth Management business reflects fees from wealth management operations.

Table 11 — Business Segment Information

The following tables set forth selected operating data for our business segments in 2005 and 2004.

	Year Ended December 31, 2005 (Combined)
	Community	Insurance	Investment	Wealth
	Banking	Agency	Planning	Management	Total

Net interest income (expense)	$998,488	$(443)	$381	$(623)	$997,803
Provision for loan and lease losses	17,166	—	—	—	17,166

Net interest income (expense) after provision for loan and lease losses	981,322	(443)	381	(623)	980,637

Noninterest income	192,047	51,882	19,291	43,377	306,597

Noninterest expense:
Compensation and employee benefits	338,677	32,667	14,991	22,592	408,927
Occupancy and equipment	113,793	5,268	1,138	2,080	122,279
Data processing	42,520	501	111	2,888	46,020
Advertising and marketing	29,608	351	110	312	30,381
Amortization of intangibles	104,711	376	—	—	105,087
Merger and consolidation costs	42,589	90	—	—	42,679
Other	104,234	4,671	2,332	4,218	115,455

Total noninterest expense	776,132	43,924	18,682	32,090	870,828

Pre-tax income	$397,237	$7,515	$990	$10,664	$416,406

Total assets at December 31, 2005	$31,926,664	$86,642	$6,566	$75,481	$32,095,353

Net interest income and noninterest income as a percent of total income	91.2%	4.0%	1.5%	3.3%	100.0%
Percent of pre-tax income to total pre-tax income	95.4%	1.8%	0.2%	2.6%	100.0%
Percent of assets to total consolidated assets	99.5%	0.3%	0.0%	0.2%	100.0%

	Year Ended December 31, 2004 (Predecessor)
	Community	Insurance	Investment	Wealth
	Banking	Agency	Planning	Management	Total

Net interest income (expense)	$928,087	$(574)	$55	$(343)	$927,225
Provision for loan and lease losses	40,340	—	—	—	40,340

Net interest income (expense) after provision for loan and lease losses	887,747	(574)	55	(343)	886,885

Noninterest income	233,944	51,389	19,418	41,205	345,956

Noninterest expense:
Compensation and employee benefits	289,570	32,624	14,169	20,248	356,611
Occupancy and equipment	104,389	4,695	1,065	2,223	112,372
Data processing	39,677	492	179	2,793	43,141
Advertising and marketing	24,878	275	45	352	25,550
Amortization of intangibles	8,263	364	—	—	8,627
Merger and consolidation costs	49,635	—	—	—	49,635
Other	158,191	5,026	1,980	3,968	169,165

Total non-interest expense	674,603	43,476	17,438	29,584	765,101

Pre-tax income	$447,088	$7,339	$2,035	$11,278	$467,740

Total assets at December 31, 2004	$28,536,436	$77,179	$7,110	$67,085	$28,687,810

Net interest income and noninterest income as a percent of total income	91.3%	4.0%	1.5%	3.2%	100.0%
Percent of pre-tax income to total pre-tax income	95.6%	1.6%	0.4%	2.4%	100.0%
Percent of assets to total consolidated assets	99.5%	0.3%	0.0%	0.2%	100.0%

Fourth Quarter Summary

The following table presents operating results for the three months ended December 31, 2005 and 2004.

Table 12 — Fourth Quarter Summary

	Three Months Ended
	December 31,
	2005	2004	Change
	Successor	Predecessor	Amount		Percent

Condensed Income Statement
Net interest income	$243,440	$244,116	$(676)		(0%)
Provision for loan and lease losses	6,000	10,670	(4,670)		(44%)

Net interest income after loan and lease losses provision	237,440	233,446	3,994		2%
Noninterest income(1)	60,097	72,538	(12,441)		(17%)
Noninterest expense(2)	215,657	267,359	(51,702)		(19%)

Income before income taxes	81,880	38,625	43,255		112%
Income tax expense	26,315	17,927	8,388		47%

Net income	$55,565	$20,698	$34,867		168%

Per Common Share
Basic earnings per share	$0.32	$0.12	$0.20		167%
Diluted earnings per share	$0.32	$0.12	$0.20		167%
Financial Ratios
Return on average assets(3)	0.69%	0.29%	40	bp
Return on average equity(3)	3.42%	2.66%	76	bp
Net interest rate spread	3.57%	3.59%	(2	)bp
Net interest margin (fully-taxable	3.96%	3.87%	9	bp
equivalent)(3)
Noninterest income as a percent	19.80%	22.91%	(311	)bp
of total income
Efficiency ratio(4)	71.05%	84.43%	(1.338	)bp

bp — denotes basis points; 100 bp = 1%

(1)	Noninterest income included net securities losses of $45 million in the fourth quarter of 2005 as part of the balance sheet restructuring program and $17.8 million in the fourth quarter of 2004 as part of a deleveraging program.

(2)	Noninterest expense included prepayment penalties on borrowings of $61.5 million in the fourth quarter of 2004 which were incurred as part of a deleveraging program.

(3)	Annualized.

(4)	Represents noninterest expense as a percentage of net interest income and noninterest income including net securities gains/losses

Net income for the fourth quarter of 2005 amounted to $55.6 million, or $0.32 per diluted share, as compared to net income of $20.7 million, or $0.12 per diluted share, for the fourth quarter of 2004. The principal reason for this difference was a decrease in noninterest expense due to a reduction in prepayment penalties on borrowings incurred in connection with deleveraging programs, and lower margin and consolidation costs, offset in part by increased amortization of identifiable intangible assets resulting from the transaction with The Toronto-Dominion Bank.

Net interest income in the fourth quarter of 2005 was level with the fourth quarter of 2004 as a 9 basis point increase in net interest margin was offset by lower average earning asset levels due to balance sheet deleveraging programs. Average loans comprised 82% and 73% of average earning assets in the fourth quarter of 2005 and 2004, respectively. Average interest-bearing deposits were 77% of interest-bearing liabilities versus 72% in the prior year period. Noninterest-bearing deposits increased 5% period over period. The change in mix of interest-earning assets and interest-bearing liabilities contributed to the 9 basis point increase in net interest margin from 3.87% to 3.96% in the fourth quarter of 2005, as compared to the fourth quarter of 2004, respectively. Quarter over quarter, the weighted average rate on earning assets increased 72 basis points and the weighted average rate paid on interest-bearing liabilities increased 74 basis points mostly due to the rise in short term interest rates during 2005.

Noninterest income decreased $12.4 million or 17% in the fourth quarter of 2005 because of net securities losses of $45.0 million and $17.8 million in the fourth quarters of 2005 and 2004, respectively, which were primarily due to balance sheet restructuring and deleveraging programs, respectively. Excluding net securities losses, noninterest income increased $14.9 million due primarily to increases in deposit services income ($6.8 million), income on the restricted stock of the FHLB and FRB ($2.4 million), merchant and electronic banking income ($1.9 million), venture capital limited partnership investment income ($1.9 million) and mortgage banking income ($1.8 million), which were offset in part by declines in covered call premiums ($1.5 million) and insurance agency revenue ($1.1 million).

Noninterest expense decreased by $51.7 million or 19% in the fourth quarter of 2005, as compared to the fourth quarter of 2004, due to prepayment penalties on borrowings of $61.5 million in the fourth quarter of 2004 and a decrease in merger and consolidation costs of $33.3 million. The prepayment penalties were incurred as part of a balance sheet deleveraging program in the fourth quarter of 2004. The decrease in merger and consolidation costs was attributable to change in control costs incurred in December 2004 in connection with the transaction with The Toronto-Dominion Bank. These decreases more than offset a $28.6 million increase in the amortization of identifiable intangible assets in the fourth quarter of 2005, which increased as a result of the increased identifiable intangible assets resulting from the transaction with The Toronto-Dominion Bank on March 1, 2005.

The effective tax rate was 32.1% in the fourth quarter of 2005 compared to 46.4% in the fourth quarter of 2004. The decrease in the tax rate was due primarily to lower nondeductible compensation expense related to The Toronto-Dominion Bank change-in-control payments. We expect the tax rate to be approximately 34% in 2006.

See Note 29 in the Consolidated Financial Statements for selected quarterly data for the years ended December 31, 2005 and 2004.

Comparison of 2004 and 2003

Our consolidated total assets increased by $2.2 billion, or 8%, from $26.5 billion at December 31, 2003 to $28.7 billion at December 31, 2004. This increase was primarily attributable to acquisitions in 2004. Shareholders’ equity totaled $3.2 billion and $2.5 billion at December 31, 2004 and 2003, respectively. The increase was primarily attributable to retained net income and the issuance of our stock for acquisitions and employee benefit plans in 2004.

We reported net income of $304.6 million during 2004, or $1.75 per diluted share, compared with net income of $350.8 million, or $2.15 per diluted share for 2003. Return on average assets was 1.08% in 2004 compared to 1.37% in 2003, and return on average equity was 10.63% in 2004 compared to 14.51% in 2003.

Net interest income on a fully taxable-equivalent basis totaled $933.7 million during 2004, as compared with $838.7 million in 2003. The $95.0 million, or 11%, increase in 2004 was primarily attributable to the combined effects of increases in the average balances of our interest-earning assets and, to a lesser extent, a decrease in the weighted average rate paid on interest-bearing liabilities. The decrease in funding costs was attributable in part to noninterest-bearing deposits comprising a larger share of the funding base. In 2004, the net interest margin increased 6 basis points to 3.72% from 3.66% in 2003.

The provision for loan and lease losses amounted to $40.3 million in 2004 compared to $42.3 million in 2003. The provision for loan and lease losses declined slightly from the prior year as charge-offs were lower and asset quality trends remained strong. The ratio of the allowance to nonperforming loans at December 31, 2004 was 322% compared to 389% at December 31, 2003. The allowance for loan and lease losses represented 1.34% of total loans at December 31, 2004 compared to 1.42% at December 31, 2003.

Noninterest income amounted to $346.0 million and $375.1 million in 2004 and 2003, respectively. The $29.2 million decrease was primarily due to changes in net securities gains/losses, which amounted to a loss of $7.7 million in 2004 and a gain of $42.5 million in 2003. A total of $17.8 million of the net loss in 2004 and $29.2 million of the net gain in 2003 was attributable to securities sold in connection with deleveraging programs. The decline in securities gains more than offset increases of $12.0 million in deposit services income, $8.8 million in merchant and electronic banking income and $7.8 million in wealth management services income. Deposit services income grew 12% from 2003 as a result of increased volume, due in part to acquisitions. Merchant and electronic banking income grew 21% due mainly to increases in volume. Wealth management services income grew by 25% due primarily to acquisitions.

Noninterest expense amounted to $765.1 million in 2004 compared with $641.3 million in 2003. The $123.8 million increase included a $31.0 million increase in prepayment penalties on borrowings incurred as part of the deleveraging program in 2004 and a $41.5 million increase in merger and consolidation costs due primarily to $38.9 million of costs related to the transaction with The Toronto-Dominion Bank. The remaining $51.3 million increase in noninterest expense in 2004 was primarily due to increases in compensation and employee benefits expense primarily due to merit increases and additional employees from acquisitions.

Our comprehensive income amounted to $296.5 million and $241.8 million during 2004 and 2003, respectively. Although net income declined from 2003 to 2004, comprehensive income increased by $54.7 due primarily to changes in unrealized losses on securities. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 17 in the Consolidated Financial Statements included in Item 8.

Financial Condition

Our consolidated total assets increased by $3.4 billion, or 12%, from $28.7 billion at December 31, 2004 to $32.1 billion at December 31, 2005, primarily as a result of three factors. The purchase accounting adjustments recorded on March 1, 2005 in connection with The Toronto-Dominion Bank transaction resulted in the recognition of an additional $3.0 billion of goodwill and an additional $705 million of identifiable intangible assets. In addition, the acquisition of BostonFed Bancorp, Inc. on January 21, 2005 increased assets by approximately $1.5 billion. A deleveraging program implemented coincident with The Toronto-Dominion Bank transaction reduced assets by $2.9 billion.

Shareholders’ equity totaled $6.5 billion at December 31, 2005 and $3.2 billion at December 31, 2004, an increase of $3.3 billion. The increase was due primarily to the effects of accounting for the transaction with The Toronto-Dominion Bank under the purchase method. See Note 3 to the Consolidated Financial Statements.

Investment Securities

The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and is used as collateral for public deposits and wholesale funding sources. The average balance of the securities portfolio, which consists of securities available for sale and securities held to maturity, was $4.9 billion in 2005 and $7.3 billion in 2004. The decrease was primarily attributable to the sale of $2.9 billion of securities as part of the deleveraging program which was implemented coincident with The Toronto-Dominion Bank transaction. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, asset-backed securities and corporate bonds. With the exception of securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at fair value.

Securities available for sale had an after-tax unrealized loss of $13.2 million and an after-tax unrealized gain of $435 thousand at December 31, 2005 and December 31, 2004, respectively. See Note 5 to the Consolidated Financial Statements included in Item 8. These unrealized gains (losses) do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the Consolidated Statements of Changes in Shareholders’ Equity and Note 17 in the Consolidated Financial Statements included in item 8.

There were no Federal National Mortgage Association and Federal Home Loan Mortgage Corp. securities included in U.S. Government and agency securities at December 31, 2005. Over 95% of the $4.4 billion of securities available for sale at December 31, 2005 were rated AAA or equivalently rated. Mortgage-backed securities and collateralized mortgage obligations comprised 90% of the securities available for sale at December 31, 2005 compared to 83% at December 31, 2004. The average yield on securities was 4.77% during 2005, compared to 4.35% during 2004.

Table 13 — Investment Securities

The following table sets forth our investment securities at the dates indicated.

	Successor		Predecessor		Predecessor
	December 31, 2005		December 31, 2004		December 31, 2003
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Securities available for sale:
U.S. Government and federal agencies	$2,171	0.05%	$528,973	7.86%	$2,359,347	33.85%
Tax-exempt bonds and notes	197,650	4.45%	166,901	2.48%	138,280	1.98%
Other bonds and notes	229,084	5.16%	285,742	4.25%	365,109	5.24%
Mortgage-backed securities	3,752,710	84.52%	5,130,478	76.26%	3,834,958	55.03%
Collateralized mortgage obligations	240,945	5.42%	599,304	8.91%	264,545	3.80%

Total debt securities	4,422,560	99.60%	6,711,398	99.76%	6,962,239	99.90%

Other equity securities	17,552	0.40%	16,456	0.24%	6,868	0.10%

Total securities available for sale	4,440,112	100.00%	6,727,854	100.00%	6,969,107	100.00%
Net unrealized gain (loss)	(20,235)		669		11,822

Fair value of securities available for sale	$4,419,877		$6,728,523		$6,980,929

Securities held to maturity:
Collateralized mortgage obligations	$64,126		$87,013		$124,240

Amortized cost of securities held to maturity	$64,126		$87,013		$124,240

Fair value of securities held to maturity	$64,487		$87,507		$124,344

Excess of fair value over recorded value	$361		$494		$104

Fair value as a % of amortized cost	100.6%		100.6%		100.1%

Table 14 — Maturities of Debt Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields on our debt securities at December 31, 2005. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Successor
	Amortized Cost Maturing in
	Less Than						More than
	1 Year		1 to 5 Years		5 to 10 Years		10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:
U.S. Government and federal agencies	$1,195	3.51%	$976	3.88%	$—	0.00%	$—	0.00%	$2,171	3.68%
Tax-exempt bonds and notes	121,972	3.34%	6,998	3.09%	10,520	3.44%	58,160	3.31%	197,650	3.33%
Other bonds and notes	29,246	3.83%	22,784	4.75%	1	4.00%	177,053	5.47%	229,084	5.19%

	152,413	3.44%	30,758	4.34%	10,521	3.44%	235,213	4.94%	428,905	4.33%
Mortgage-backed securities(1)	60	4.08%	31,590	4.47%	183,601	4.38%	3,537,459	4.96%	3,752,710	4.92%
Collateralized mortgage obligations(1)	32	3.39%	1,991	4.72%	—		238,922	4.50%	240,945	4.50%

Total	$152,505		$64,339		$194,122		$4,011,594		$4,422,560	4.84%

Held to Maturity:
Collateralized mortgage obligations (1)	$—		$—		$—		$64,126	6.41%	$64,126	6.41%

(1)	For amortizing securities, the entire obligation is included in the maturity category corresponding to the final contractual payment date.

Loans

Total loans and leases (including loans held for sale) averaged $20.0 billion during 2005 compared to $17.7 billion during 2004, an increase of $2.3 billion, or 13%. Excluding acquisitions and purchase accounting adjustments, average loans and leases increased $641 million. Average loans and leases as a percent of average earning assets amounted to 80% and 71% in 2005 and 2004, respectively. The change was primarily due to the decrease in investment securities as a result of the deleveraging programs in 2005 and 2004.

Table 15 — Composition of Loan and Lease Portfolio

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	Successor		Predecessor		Predecessor		Predecessor		Predecessor
	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate loans	$2,878,323	14.31%	$3,081,217	16.57%	$2,710,483	16.58%	$2,382,197	16.95%	$2,627,125	20.66%
Commercial real estate loans:
Permanent first mortgage loans	5,779,662	28.73%	5,297,812	28.49%	4,696,428	28.73%	4,151,674	29.54%	3,509,311	27.60%
Construction and development loans	997,175	4.95%	951,701	5.12%	832,434	5.09%	640,375	4.55%	584,728	4.60%

Total	6,776,837	33.68%	6,249,513	33.61%	5,528,862	33.82%	4,792,049	34.09%	4,094,039	32.20%

Commercial business loans and leases
Commercial business loans	4,180,449	20.78%	3,838,366	20.64%	3,188,504	19.51%	2,865,617	20.39%	2,353,933	18.51%
Commercial business leases	97,599	0.48%	90,228	0.49%	98,590	0.60%	102,857	0.73%	108,720	0.86%

Total	4,278,048	21.26%	3,928,594	21.13%	3,287,094	20.11%	2,968,474	21.12%	2,462,653	19.37%

Consumer loans and leases
Consumer loans	6,186,519	30.75%	5,333,448	28.69%	4,816,217	29.47%	3,898,638	27.74%	3,494,979	27.48%
Consumer leases	—	—	222	0.00%	3,306	0.02%	14,650	0.10%	36,534	0.29%

Total	6,186,519	30.75%	5,333,670	28.69%	4,819,523	29.49%	3,913,288	27.84%	3,531,513	27.77%

Total loans and leases receivable	$20,119,727	100.00%	$18,592,994	100.00%	$16,345,962	100.00%	$14,056,008	100.00%	$12,715,330	100.00%

Table 16 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2005

The following table sets forth the scheduled contractual amortization of our construction and development loans and commercial business loans and leases at December 31, 2005, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial
	Real Estate	Commercial
	Construction and	Business Loans
	Development Loans	and Leases	Total

Amounts due:
Within one year	$403,319	$2,735,428	$3,138,747
After one year through five years	167,168	400,190	567,358
Beyond five years	426,688	1,142,430	1,569,118

Total	$997,175	$4,278,048	$5,275,223

Interest rate terms on amounts due after one year:
Fixed	$41,251	$610,908	$652,159
Adjustable	552,605	931,712	1,484,317

Table 17 — Average Loans and Leases

The following table presents average loans and leases during the periods indicated.

	Successor	Predecessor
	Year Ended	Year Ended
	December 31,	December 31,	Change
	2005	2004	Amount	Percent

Residential real estate mortgages	$3,439,050	$2,997,572	$441,478	15%
Commercial real estate mortgages	6,662,952	5,959,510	703,442	12%
Commercial business loans and leases	4,135,985	3,686,919	449,066	12%
Consumer loans and leases	5,810,028	5,090,536	719,492	14%

Total average loans and leases	$20,048,015	$17,734,537	$2,313,478	13%

Residential real estate loans (including loans held for sale) averaged $3.4 billion and $3.0 billion in 2005 and 2004, respectively, an increase of $441 million or 15%. Excluding acquisitions and the effects of purchase accounting adjustments, average residential loans decreased approximately $601 million, or 15%, in 2005 primarily due to the sale of $519 million of portfolio loans in connection with the deleveraging program in the first quarter of 2005. The weighted average yield on residential real estate loans increased from 5.01% to 5.38% during 2004 and 2005, respectively, in part due to the sale of $519 million of lower-yielding loans and the repricing of adjustable-rate loans during these periods.

Mortgage loans held for sale amounted to $31.4 million and $51.7 million at December 31, 2005 and 2004, respectively. We continue to sell substantially all of the conforming fixed-rate loans we originate.

Commercial real estate loans averaged $6.7 billion in 2005 and $6.0 billion in 2004, a 12% increase. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial real estate loans increased $328 million, or 5%, during 2005. Most of our markets posted increases, with the largest dollar increases in Massachusetts, New Hampshire and Maine. The weighted average yield on commercial real estate loans during 2005 was 6.07%, as compared to 5.79% in 2004, an increase of 28 basis points. The higher yield reflects the effects of higher prevailing rates as a result of the increases in prime rates in 2004 and 2005.

Commercial business loans and leases averaged $4.1 billion in 2005 and $3.7 billion in 2004, an increase of $449 million or 12%. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial business loans and leases increased $384 million, or 10% in 2005. Most of our markets posted increases, with Massachusetts, Connecticut and Vermont showing the strongest growth. The weighted average yield on commercial loans and leases increased to 5.96% in 2005 from 4.92% in 2004. The increase in the yield was primarily due to higher rates on new loans and the upward repricing of variable-rate loans due to increases in short-term interest rates.

Table 18 — Commercial Loans by State

The following table presents our commercial loans by geographical area at the dates indicated.

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	Successor	Predecessor			Successor	Predecessor
	December 31,	December 31,	Change		December 31,	December 31,	Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent

Massachusetts	$3,373,844	$3,085,278	$288,566	9%	$1,744,082	$1,569,911	$174,171	11%
Maine	1,015,132	933,677	81,455	9%	799,001	787,822	11,179	1%
New Hampshire	889,952	767,590	122,362	16%	568,068	564,604	3,464	1%
Connecticut	659,978	583,907	76,071	13%	527,597	412,601	114,996	28%
Vermont	613,557	664,063	(50,506)	(8%)	467,106	433,055	34,051	8%
New York	224,374	214,998	9,376	4%	172,194	160,601	11,593	7%

Total	$6,776,837	$6,249,513	$527,324	8%	$4,278,048	$3,928,594	$349,454	9%

Consumer loans and leases averaged $5.8 billion in 2005 and $5.1 billion in 2004, an increase of $719 million or 14%. Excluding acquisitions and the effects of purchase accounting adjustments, average consumer loans and leases increased $530 million or 10%. The growth in consumer loans was primarily in home equity loans and indirect auto loans. The weighted average yield on consumer loans and leases increased to 5.85% in 2005 from 5.13% in 2004, resulting from the upward repricing of variable rate loans due to increases in short-term interest rates.

Table 19 — Composition of Consumer Loans and Leases

The following table presents the composition of our consumer loans and leases at the dates indicated. For additional information regarding our loans and leases, see “Credit Risk”.

	Successor		Predecessor
	December 31, 2005		December 31, 2004		Change
		% of		% of	2005-2004
	Amount	Total	Amount	Total	Amount	Percent

Home equity loans and lines	$3,648,033	58.96%	$3,123,525	58.55%	$524,508	16.79%
Automobile	2,020,774	32.66%	1,678,817	31.48%	341,957	20.37%
Education	202,044	3.27%	159,314	2.99%	42,730	26.82%
Mobile home	88,519	1.43%	111,874	2.10%	(23,355)	(20.88%)
Vision, dental and orthodontia fee plan	17,680	0.29%	49,934	0.94%	(32,254)	(64.59%)
Other	209,469	3.39%	210,206	3.94%	(737)	(0.35%)

Total	$6,186,519	100.00%	$5,333,670	100.00%	$852,849	15.99%

Deposits

Total deposits averaged $20.1 billion during 2005 compared to $18.9 billion during 2004, an increase of $1.2 billion or 6%. This increase was primarily due to acquisitions. Noninterest-bearing accounts, money market and NOW accounts reflected the largest increases. The ratio of loans to deposits was 99% at December 31, 2005 and 97% at December 31, 2004.

Average interest-bearing deposits of $15.7 billion during 2005 increased $771 million, or 5% over 2004. Excluding acquisitions, average savings, money market and NOW accounts decreased $199 million, or 2%, while certificates of deposits declined by 5%. The average rates paid on all interest-bearing deposits increased by 38 basis points from 1.08% in 2004 to 1.46% in 2005, reflecting the increase in prevailing interest rates.

Average noninterest-bearing deposits totaled $4.4 billion during 2005, an increase of $434 million, or 11%, from 2004. Excluding acquisitions, average noninterest-bearing deposits increased $275 million, or 7%.

Included within the deposit categories are government banking deposits, which averaged $2.0 billion in 2005 and $1.7 billion in 2004. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market areas. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Table 20 — Change in Average Deposit Balances by Category of Deposit

The following table presents the changes in the average balances of our deposits during the periods indicated.

	Combined	Predecessor
	Year Ended	Year Ended
	December 31,	December 31,	Change
	2005	2004	Amount	Percent

Interest-bearing deposits:
Money market and NOW accounts	$8,105,948	$7,678,644	$427,304	6%
Savings accounts	2,650,297	2,563,838	86,459	3%
Certificates of deposit	4,838,189	4,647,746	190,443	4%
Brokered deposits	66,709	272	66,437	NM

Total interest-bearing deposits	15,661,143	14,890,500	770,643	5%
Noninterest-bearing deposits	4,420,826	3,987,311	433,515	11%

Total average deposits	$20,081,969	$18,877,811	$1,204,158	6%

NM not meaningful

Table 21 — Maturity of Certificates of Deposits of $100,000 or more

The following table presents the scheduled maturities of our certificates of deposits of $100,000 or more at the date indicated.

	Successor
	December 31, 2005
	Balance	Percent

3 months or less	$474,790	29%
Over 3 to 6 months	435,691	27%
Over 6 to 12 months	335,750	21%
More than 12 months	377,245	23%

	$1,623,476	100%

Other Funding Sources

We use both short-term and long-term borrowings as funding sources to supplement deposits.

Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U.S. Treasury. Short-term borrowings amounted to $3.7 billion at December 31, 2005 and December 31, 2004. See Note 13 to the Consolidated Financial Statements included in Item 8.

At December 31, 2005, we also had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. We did not draw on this line during 2005. We also have additional borrowing capacity as more fully described under “Liquidity” below.

Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, wholesale securities sold under agreements to repurchase, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.2 billion at December 31, 2005 and $2.3 billion at December 31, 2004. The decrease of $1.1 billion related primarily to the repayment of wholesale securities sold under repurchase agreements as part of the deleveraging program in 2005. See Note 14 to the Consolidated Financial Statements included in Item 8.

At December 31, 2005 and 2004, long-term FHLB borrowings amounted to $152 million and $429 million, respectively. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 4.50% during 2005 as compared to 4.04% during 2004.

At December 31, 2005 and 2004, long-term wholesale securities sold under repurchase agreements amounted to $0 and $1.1 billion, respectively, and were collateralized by mortgage-backed securities and U.S. Government obligations. Wholesale securities sold under repurchase agreements were repaid as part of the deleveraging program in 2005. See Note 14 to the Consolidated Financial Statements.

At December 31, 2005 and 2004, we had outstanding $344 million and $311 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. At December 31, 2005, these junior subordinated debentures had a remaining unamortized fair value write-up of $22.5 million. See “Capital” below.

At December 31, 2005 and 2004, other subordinated debt totaled $457 million and $200 million, respectively. This debt qualifies as Tier 2 capital for regulatory purposes. The increase from 2004 to 2005 was attributable to a $25 million fair value adjustment recorded in connection with the accounting for The Toronto-Dominion Bank transaction and an issuance of subordinated notes by TD Banknorth, NA in September 2005, as discussed below.

In September 2005, TD Banknorth, NA issued Can$270 million of subordinated notes (US$229 million). These notes are unconditionally guaranteed by The Toronto-Dominion Bank. These notes pay a fixed rate of interest semi-annually until September 20, 2017 and a floating rate equal to the Canadian Bankers’ Acceptance Rate plus 1.00% quarterly thereafter until maturity on September 20, 2022. On or after September 20, 2017, TD Banknorth, NA may, at its option, redeem the notes at 100% of the principal amount together with accrued and unpaid interest. Prior to September 20, 2017, TD Banknorth, NA may, at its option, redeem the notes at a redemption price which is equal to the higher of 100% of the principal amount and the Canada yield price (as defined), together in each case with accrued and unpaid interest. TD Banknorth, NA may not redeem the notes without the required approval of the Office of the Comptroller of the Currency of the United States (“OCC”) and the written approval of the Office of the Superintendent of Financial Institutions (Canada). The notes qualify as Tier 2 regulatory capital. In connection with this issuance, we entered into a $229 million notional amount cross currency swap agreement which matures on September 20, 2017; this cross currency swap agreement synthetically fixes the interest rate at 5.05% on USD$229 million for 12 years.

At December 31, 2005 and 2004, we had outstanding $149 million of five-year senior notes carrying a fixed rate of 3.75%. These securities, which were issued in April 2003 for general corporate purposes, were rated A3 by Moody’s at December 31, 2005.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, commitments to invest in real estate limited partnerships, standby letters of credit, recourse arrangements on serviced loans, forward commitments to sell loans, foreign currency forward contracts, interest rate swaps and other derivative contracts. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements generally is represented by the contractual amount of those instruments. We use the same credit policies in making these commitments and conditional obligations as we do for on-balance sheet instruments. For forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. See Note 21 to the Consolidated

Financial Statements included in Item 8 for more information regarding the nature, business purpose and the importance of off-balance sheet arrangements.

Table 22 — Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations, other commitments and derivative financial instruments at December 31, 2005.

		Payments Due By Period
		Less than	1 -3	4 -5	After 5
Contractual Obligations(1)	Total	1 Year	Years	Years	Years

Long-term debt	$1,124,113	$39,830	$180,937	$54,632	$848,714
Capital lease obligations	6,366	140	934	1,429	3,863
Repurchase agreements — retail	107,951	107,292	659

Total long-term debt	1,238,430	147,262	182,530	56,061	852,577
Operating lease obligations	139,842	27,459	44,362	30,257	37,764
Pension plan contribution(2)	29,000	29,000
Other benefit plan payments — estimated	53,533	4,028	9,589	17,525	22,391
Other vendor obligations(3)	84,986	13,119	11,291	6,565	54,011

Total contractual obligations	$1,545,791	$220,868	$247,772	$110,408	$966,743

(1)	Other liabilities are short term in nature, except for liabilities related to employee benefit plans.

(2)	Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden effective July 1, 2005, net of The Toronto-Dominion Bank’s 50% share.

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 -3	4 -5	After 5
Other Commitments	Committed	1 Year	Years	Years	Years

Unused portions on lines of credit	$5,771,437	$1,373,321	$348,602	$193,469	$3,856,045
Standby letters of credit	568,991	93,292	98,167	97,546	279,986
Commercial letters of credit	22,767	16,834	255	1,388	4,290
Commitments to originate loans	2,161,876	1,299,063	422,521	102,842	337,450
Other commitments	246,730	6,904	9,346	2,825	227,655

Total commitments	$8,771,801	$2,789,414	$878,891	$398,070	$4,705,426

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1-3	4-5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years

Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers(1)	$1,248,776	$9,500	$85,876	$233,530	$919,870
Interest rate swaps with dealers(2)	1,248,776	9,500	85,876	233,530	919,870
Interest rate caps with commercial borrowers	21,980	—	15,685	4,882	1,413
Interest rate caps with dealers	21,980	—	15,685	4,882	1,413
Cross currency swap (USD)(3)	228,620	—	—	—	228,620
Total return swap	26,425	—	26,425	—	—
Forward commitments to sell loans	42,531	42,531	—	—	—
Foreign currency rate contracts(4):
Forward contracts with customers	18,734	18,734	—	—	—
Forward contracts with dealers	18,734	18,734	—	—	—
Foreign exchange options to purchase	20,823	20,522	301	—	—
Foreign exchange options to sell	20,823	20,522	301	—	—
Rate-locked loan commitments	33,168	33,168	—	—	—

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Offsetting swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swap on subordinated debt issued in Canadian dollars in September 2005.

(4)	Forward contracts for customer accommodations.

Risk Management

The primary goal of our risk management program is to determine how certain existing or emerging issues in the financial services industry affect the nature and extent of the risks faced by us. Based on a periodic self-evaluation, we determine key issues and develop plans and/or objectives to address risk. Our board of directors and management believe that there are seven applicable “risk categories,” consisting of credit, interest rate, liquidity, transaction, compliance, strategic and reputation risk. Each risk category is viewed from a quantity of risk perspective (high, medium or low) coupled with a quality of risk management perspective. In addition, an aggregate level of risk is assigned as a whole, as well as the direction of risk (stable, increasing or decreasing). Each risk category and the overall risk level is compared to regulatory views on a regular basis and then reported to the board with an accompanying explanation as to the existence of any differences. The risk program includes risk identification, measurement, control and monitoring.

Our board of directors establishes the overall strategic direction for TD Banknorth. It approves our overall risk policies and oversees our overall risk management process. The board has established the Audit committee and, through TD Banknorth, NA, the Board Risk Committee, to oversee key risks. In addition, there is a management Operational Risk Committee, which is comprised of senior officers in key business lines, which identifies and monitors key operational risks. The Operational Risk Committee reports on a regular basis to the Board Risk Committee.

Credit Risk Management

  General

The Board Risk Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to access consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels. See “Analysis and Determination of the Allowance for Loan and Lease Losses” below and Note 1 to the Consolidated Financial Statements included in Item 8. See Table 16 for information about the scheduled contractual amortization of certain parts of our loan portfolio at December 31, 2005.

Table 23 — Composition of Loans and Leases

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	Successor			Predecessor
	December 31, 2005			December 31, 2004
		Percent	Percent		Percent	Percent
	Amount	of Loans	Nonperforming	Amount	of Loans	Nonperforming

Residential real estate loans	$2,878,323	14%	0.28%	$3,081,217	16%	0.25%
Commercial real estate loans	6,776,837	34%	0.37%	6,249,513	34%	0.48%
Commercial business loans and leases	4,278,048	21%	0.47%	3,928,594	21%	0.83%
Consumer loans and leases	6,186,519	31%	0.12%	5,333,670	29%	0.14%

	$20,119,727	100%	0.30%	$18,592,994	100%	0.42%

Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance.

Our commercial real estate loan portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. At December 31, 2005 and 2004, these loans generally were secured by properties located in the New England states and upstate New York. Generally, commercial real estate loans are diversified among various property types with somewhat higher concentration in multi-family, office and retail properties.

Our commercial business loan and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England and upstate New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. Through a subsidiary, we also offer direct equipment leases, which amounted to $97.6 million at December 31, 2005. From time to time we purchase participations in syndicated commercial loans. At December 31, 2005, we had $544 million of outstanding participations in syndicated commercial loans and had an additional $445 million of unfunded commitments related to these participations. See Table 18 for the geographic distribution of our commercial loans and leases at December 31, 2005 and 2004.

Consumer loans and leases consist primarily of home equity lines and loans and direct/indirect automobile loans. Vision, dental and orthodontia fee plan loans and mobile home loans continue to decline since we ceased originating such loans in the fourth quarter of 2003. The decrease in these loan types during 2005 reflect the run-off of these loans. See Table 19 for a breakdown of our consumer loan and lease portfolio by type of loan and lease at December 31, 2005 and 2004.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.19% at December 31, 2005 and 0.28% at December 31, 2004. Total nonperforming assets as a percentage of total loans and other nonperforming assets amounted to 0.30% and 0.44% at December 31, 2005 and 2004, respectively. These declines were largely due to specific reserves of $20.4 million being applied to reduce the carrying amounts of commercial loans in connection with use of the purchase method of accounting for the March 1, 2005 transaction with The Toronto-Dominion Bank.

Table 24 — Five-Year Schedule of Nonperforming Assets

The following table presents a summary of nonperforming assets at December 31, for the years indicated.

	Successor	Predecessor
	2005	2004	2003	2002	2001

Nonaccrual loans
Residential real estate loans	$7,970	$7,846	$7,157	$5,781	$8,311
Commercial real estate loans(1)	25,219	29,948	19,700	17,649	17,124
Commercial business loans and leases(2)	20,211	32,421	24,412	32,693	40,341
Consumer loans and leases	7,165	7,344	8,493	9,194	9,470

Total nonaccrual loans and leases	60,565	77,559	59,762	65,317	75,246
Other nonperforming assets:
Other real estate owned, net of related reserves	234	1,878	529	100	1,861
Repossessions, net of related reserves	736	1,666	2,812	3,536	2,016
Securities available for sale	—	—	—	—	2,104

Total	970	3,544	3,341	3,636	5,981

Total nonperforming assets	$61,535	$81,103	$63,103	$68,953	$81,227

Accruing loans 90 days or more overdue	$6,887	$5,254	$4,915	$3,373	$6,227

Total nonperforming loans as a percentage of total loans and leases(3)	0.30%	0.42%	0.37%	0.46%	0.59%
Total nonperforming assets as a percentage of total assets	0.19%	0.28%	0.24%	0.29%	0.39%
Total nonperforming assets as a percentage of total loans and leases(3) and other nonperforming assets	0.31%	0.44%	0.39%	0.49%	0.64%

(1)	In connection with the accounting for The Toronto-Dominion Bank transaction, as of March 1, 2005, specific reserves of $5.9 million were applied to reduce the individual loan balances on impaired commercial real estate loans.

(2)	In connection with the accounting for The Toronto-Dominion Bank transaction, as of March 1, 2005, specific reserves of $14.5 million were applied to reduce the individual loan balances on impaired commercial business loans and leases.

(3)	Total loans and leases exclude residential real estate loans held for sale.

We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection, workout and asset management functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality and relatively low levels of nonperforming assets, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At December 31, 2005, we had $6.9 million of accruing loans which were 90 days or more delinquent, as compared to $5.3 million of such loans at December 31, 2004. We also may place loans on nonaccrual and, therefore, nonperforming status which are currently less than 90 days past due or performing in accordance with their terms but which in our judgment are likely to present future principal and/or interest repayment problems and which thus ultimately would be classified as nonperforming.

Net Charge-offs

Net charge-offs amounted to $31.3 million in 2005, as compared to $36.5 million in 2004. Net charge-offs represented 0.16% and 0.21% of average loans and leases outstanding in 2005 and 2004, respectively.

Table 25 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

	Combined	Predecessor	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001

Allowance at the beginning of period	$243,152	$232,287	$208,273	$189,837	$153,550
Additions due to acquisitions	14,494	13,665	19,008	12,794	31,277
Charge-offs:
Residential real estate mortgages(1)	263	613	197	(138)	626
Commercial real estate mortgages	8,193	17	577	1,290	2,267
Commercial business loans and leases	11,351	20,159	16,272	24,455	20,899
Consumer loans and leases	27,247	29,898	32,563	26,395	21,860

Total loans and leases charged off	47,054	50,687	49,609	52,002	45,652

Recoveries:
Residential real estate mortgages	255	2,741	64	122	241
Commercial real estate mortgages	2,929	54	1,761	117	222
Commercial business loans and leases	6,615	6,452	6,367	8,972	4,800
Consumer loans and leases	5,908	4,900	4,122	4,119	3,510

Total loans and leases recovered	15,707	14,147	12,314	13,330	8,773

Net charge-offs	31,347	36,540	37,295	38,672	36,879
Transfer for off-balance sheet loan commitments(2)	—	(6,600)	—	—	—
Provision for loan and lease losses	17,166	40,340	42,301	44,314	41,889
Specific reserves applied to reduce impaired loan carrying values(3)	(20,435)	—	—	—	—

Allowance for loan and lease losses at the end of the period(2)	$223,030	$243,152	$232,287	$208,273	$189,837

Total allowances for credit losses:
Allowance for loan and lease losses	$223,030	$243,152
Liability for unfunded credit commitments(2)	7,907	6,600

Total allowances for credit losses	$230,937	$249,752

Ratio of net charge-offs to average loans and leases outstanding(4)	0.16%	0.21%	0.24%	0.29%	0.33%
Ratio of allowance for credit losses to total portfolio loans and leases at end of period(2)	1.15%	1.34%	1.42%	1.48%	1.49%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	381.30%	322.02%	388.69%	318.86%	252.29%
Ratio of net chargeoffs (recoveries) as a percent of outstanding average loans and leases(4)
Residential real estate mortgages	0.00%	(0.07%)	0.00%	(0.01%)	0.02%
Commercial real estate mortgages	0.08%	0.00%	(0.02%)	0.03%	0.06%
Commercial business loans and leases	0.11%	0.37%	0.31%	0.58%	0.69%
Consumer loans and leases	0.37%	0.49%	0.64%	0.61%	0.54%
Total portfolio loans and leases at end of period(4)	$20,119,727	$18,592,994	$16,345,962	$14,056,008	$12,715,330
Total nonperforming loans and leases at end of period	60,565	77,559	59,762	65,317	75,246
Average loans and leases outstanding during the period(4)	19,883,870	17,697,737	15,574,078	13,182,785	11,173,723

(1)	Prior to 2005, residential real estate charge-offs included estimates of charge-offs and reversals of prior period estimates, which may result in negative charge-offs.

(2)	During 2004, we reclassified the portion of our allowance for credit losses related to unfunded credit commitments from the allowance for loan and lease losses to a separate liability account.

(3)	In connection with The Toronto-Dominion Bank transaction, $20.4 million of the allowance for loan and lease losses related to impaired commercial loans was applied to reduce the carrying values of impaired commercial loans in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

(4)	Excludes residential real estate loans held for sale.

Table 26 — Foregone Interest

The following table presents the amount of foregone interest on nonperforming loans during the periods indicated.

	Combined	Predecessor
	2005	2004

Interest income that would have been recognized at original contractual terms	$7,074	$7,424
Amount recognized as interest income on a cash basis	(2,785)	(3,291)

Foregone interest	$4,289	$4,133

Potential Problem Loans

In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $153 million and $138 million at December 31, 2005 and 2004, respectively. These loans and delinquency trends, along with accruing loans which are 90 days or more past due and performing loans which are less than 90 day past due or performing in accordance on their terms which we have placed on nonaccrual status, are considered in the evaluation of the allowance for loan and lease losses and the related determination of the provision for loans and lease losses.

Analysis and Determination of the Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level determined to be adequate by us to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. For purposes of determining our allowance for loan and lease losses, we specifically evaluate each commercial business and commercial real estate loan which is rated substandard and has a balance in excess of $300 thousand. We evaluate all other loans by loan type on a pooled basis.

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on our ongoing evaluation. As discussed under “Critical Accounting Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management — Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.

The allowance for loan and lease losses amounted to $223.3 million at December 31, 2005, as compared to $243.2 million at December 31, 2004. The $20 million decrease was due to a $20.4 million transfer to reduce the carrying value of impaired commercial loans related to The Toronto-Dominion Bank transaction and net charge-offs exceeding provisions by $14.2 million. The decrease was partially offset by a $14.5 million addition to the allowance from acquired banks. The ratio of the allowance for credit losses to total portfolio loans and leases at December 31, 2005 and 2004 was 1.15% and 1.34%, respectively. The ratio of the allowance for credit losses to nonperforming loans was 381% at December 31, 2005 and 322% at

December 31, 2004. Nonperforming assets amounted to $61.5 million, or 0.19% of total assets, at December 31, 2005 as compared to $81.1 million, or 0.28% of total assets at December 31, 2004. The $20 million decrease in nonperforming assets from December 31, 2004 to December 31, 2005 was largely due to specific reserves of $20.4 million being applied to reduce the carrying amounts of commercial loans in connection with the use of the purchase method of accounting for the March 1, 2005 transaction with The Toronto-Dominion Bank. Accruing loans 90 days or more past due amounted to $6.9 million at December 31, 2005, as compared to $5.3 million at December 31, 2004, an increase of $1.6 million.

Table 27 — Allocation of the Allowance for Loan and Lease Losses — Five-Year Schedule

The following table sets forth our allocation of the allowance for loan and lease losses at the dates indicated.

	Successor		Predecessor		Predecessor		Predecessor		Predecessor
	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate loans	$6,112	14.31%	$6,705	16.57%	$6,850	16.58%	$5,800	16.95%	$5,000	20.66%
Commercial real estate loans	114,220	33.68%	103,530	33.61%	115,333	33.82%	102,294	34.09%	98,271	32.20%
Commercial business loans and leases	55,642	21.26%	87,483	21.13%	70,383	20.11%	63,940	21.12%	58,090	19.37%
Consumer loans and leases	47,056	30.75%	45,434	28.69%	39,721	29.49%	36,239	27.84%	28,476	27.77%

	$223,030	100.00%	$243,152	100.00%	$232,287	100.00%	$208,273	100.00%	$189,837	100.00%

Table 28 — Composition of Allowance for Loan and Lease Losses

The following table presents the amount of the allowance for loan and lease losses which is attributable to specifically evaluated loans and all other loans by loan type on a pooled basis.

	Successor	Predecessor	Predecessor
	December 31,	December 31,	December 31,
	2005	2004	2003

Residential real estate loans	$6,112	$6,705	$6,850
Specifically evaluated commercial real estate and commercial business loans and leases	7,281	44,671	41,800
Other commercial real estate and commercial business loans and leases	162,581	146,342	143,916
Consumer loans and leases	47,056	45,434	39,721

	$223,030	$243,152	$232,287

Asset-Liability Management

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Management Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and members of senior management.

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

Assessment and Measurement

The overall objective of interest rate risk management is to deliver consistent net interest income growth and returns on equity over a wide range of possible interest rate environments. To that end, management focuses on (i) key interest rate risk metrics and assessment of TD Banknorth’s exposure to this risk, (ii) a careful review and consideration of modeling assumptions and (iii) asset and liability management strategies that help attain the corporate goals and objectives adopted by our board of directors.

The primary objective of interest rate risk management is to control our estimated exposure to interest rate risk within limits and guidelines established by the ALCO and approved by our Board. These limits and guidelines reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements. In addition, we evaluate interest rate risk based on ongoing business risk measures, liquidation or run-off measures of assets and liabilities on our balance sheet and stress test measures. Ongoing measurements and runoff analysis provide management with information concerning day-to-day operations. Stress testing shows the impact of very extreme but lower probability events. The combination of these measures gives management a comprehensive view of possible risks to future earnings and long-term equity value. We attempt to control interest rate risk by identifying, quantifying and, where appropriate, hedging our exposure to these risks.

Net Interest Income Sensitivity

Net interest income is our largest source of revenue. Net interest income sensitivity is our primary short-term measurement used to assess the interest rate risk of our ongoing business. Management believes that net interest income sensitivity gives us the best perspective on how day-to-day decisions affect our interest rate risk profile. To evaluate net interest income sensitivity, we subject estimated net interest income over a 12-month period to various rate movements using a simulation model for various specified interest rate scenarios. Simulations are run monthly and include scenarios where market rates are “shocked” up and down, scenarios where market rates gradually change or “ramp” up and down and scenarios where the slope of the market yield curve changes. Our base simulation assumes that rates do not change for the next 12 months. The sensitivity measurement is calculated as the percentage variance of the net interest income simulations to the base simulation results. Results for the gradual “ramps” are compared to policy guidelines and are disclosed in the interest rate risk results below.

As indicated in Table 29, assuming a gradual 100 and 200 basis point increase in interest rates starting on December 31, 2005, we estimate that our net interest income in the following 12 months would decrease by 0.41% and 0.88%, respectively. This is because in the event of an upward shift in rates, the simulated increase in interest income would be less than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice less quickly than total interest-bearing liabilities. Also as indicated in Table 29, assuming a gradual 100 and 200 basis point decrease in interest rates starting on the same date, we estimate that our net interest income in the following 12 months would increase by 0.27% and 0.26%, respectively. These results are dependent on material assumptions such as interest rate movements, product pricing, customer behavior and forecasted transactions. This table reflects the impact of all 2005 Asset-Liability Management Actions listed below, as well as the sale of $2.6 billion of mortgage-backed securities as part of the balance sheet restructuring program implemented by us in connection with the acquisition of Hudson in January 2006, and the reinvestment of the proceeds in shorter duration investment securities.

Table 29 — Sensitivity of Net Interest Income

The following table sets forth the estimated sensitivity of our net interest income for the 12 months following the dates indicated.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

December 31, 2005 (Successor)	(0.88)%	(0.41)%	0.27%	0.26%

December 31, 2004 (Predecessor)	(2.13)%	(0.68)%	0.20%	(1.51)%

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at December 31, 2005 and 2004.

2005 Asset Liability Management Actions

The most significant factors affecting market risk exposure of net interest income during the year ended December 31, 2005 were as follows:

•	changes in the shape of the U.S. Government securities and interest rate swap yield curves,

•	changes in the prepayment speeds of mortgage assets,

•	the addition of $2.2 billion of interest rate swap agreements fixing the cash flows of certain variable-rate loans tied to LIBOR or a designated prime rate, which was later terminated, as noted below,

•	the approximately $3.4 billion deleveraging program implemented in the first quarter of 2005, which included the sale of $519 million of single-family residential loans, $2.4 billion of mortgage-backed securities and $500 million of securities of U.S. federal agencies,

•	the repurchase of 15.3 million shares of our common stock in the first quarter of 2005,

•	the issuance in September 2005 of Can$270 million subordinated debt (US$229 million) which has a fixed rate for the first 12 years. Simultaneous with this issuance, we synthetically converted the underlying subordinated debt into U.S. dollars with a cross currency swap described under “Derivative Instruments” below to achieve a fixed rate of 5.05% on US$229 million for 12 years,

•	the sale of $252 million of primarily fixed-rate one-to-four family residential loans; and

•	the termination of $2.2 billion of interest rate swap agreements designated as cash flow hedges on December 21, 2005, at a loss of $32.2 million. This loss is recorded in accumulated other comprehensive income on an after tax basis and will be amortized as a reduction of interest income over the remaining life of the hedged items. By removing the effective caps on the rates of certain variable rate loans, this transaction significantly reduces our net interest income risk to further rate increases.

The Federal Reserve Board continued to raise short-term interest rates by increasing the federal funds target from 2.25% on January 1, 2005 to 4.25% by the end of the year. The 10-year U.S. Treasury yield was up approximately 17 basis points for the year ended December 31, 2005, from December 31, 2004. Mortgage rates rose with the 10-year U.S. Treasury yield, with our 30-year conforming single-family residential mortgage rate up 50 basis points from December 31, 2004. As a result, the yield curve has flattened considerably, with the spread between the 90-day U.S. Treasury Bill and five year U.S. Treasury Note at only 28 basis points at December 31, 2005 compared to 138 basis points at December 31, 2004. Table 29 incorporates the estimated net impact of these changes, as well as planned 2006 activity, assuming various changes in interest rates.

Derivative Instruments

Purpose and Benefits

Derivative financial instruments are important tools that we use to manage interest rate risk, and to a lesser degree, currency risk (related to the Canadian denominated subordinated debt issuance by TD Banknorth, NA in September 2005), and price risk (related to restricted stock unit awards based on the price of The Toronto-Dominion Bank common stock granted by us in March 2005.)

The following table shows our derivative positions at December 31, 2005 scheduled by maturity.

Table 30 — Derivative Positions

Asset-Liability Management Positions

	Notional Amount Maturing						Fair
December 31, 2005 (Successor)	2006	2007	2008	2009	Thereafter	Total	Value

Cross currency swap agreement	$—	$—	$—	$—	$228,620	$228,620	$5,246
Total return swap	—	—	26,425	—	—	26,425	552
Forward commitments to sell loans	42,531	—	—	—	—	42,531	(125)

Customer-related Positions

	Notional Amount Maturing						Fair
December 31, 2005 (Successor)	2006	2007	2008	2009	Thereafter	Total	Value

Interest rate contracts Receive fixed, pay variable	$9,500	$21,950	$79,611	$83,724	$1,075,971	$1,270,756	$3,435
Pay fixed, receive variable	9,500	21,950	79,611	83,724	1,075,971	1,270,756	(3,435)
Foreign currency rate contracts
Forward contracts with customers	18,734	—	—	—	—	18,734	17
Forward contracts with dealers	18,734	—	—	—	—	18,734	(17)
Foreign exchange options to purchase	20,522	301	—	—	—	20,823	210
Foreign exchange options to sell	20,522	301	—	—	—	20,823	(210)
Rate-locked loan commitments(1)	33,168	—	—	—	—	33,168	161

(1)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.

Designated Hedges

Through February 28, 2005, certain interest-rate swap contracts were designated as fair value hedges of fixed-rate borrowings, consisting of $200 million of subordinated debt (7.625% due 2011), $150.0 million of senior notes (3.75% due 2008) and $191.5 million of FHLB advances (weighted average rate of 5.26% maturing through September 2005). Effective March 1, 2005, and as a result of The Toronto-Dominion Bank transaction and related purchase accounting adjustments, these swaps no longer qualified for fair value hedge accounting. All of these interest rate swaps designated as fair value hedges prior to March 1, 2005 were terminated on May 15, 2005.

In June 2005, we entered into a $165 million 10-year U.S. Treasury rate lock agreement expiring in July 2005 to hedge the interest rate risk associated with the forecasted issuance of subordinated debt. The rate lock was eventually terminated in September 2005, when a decision was made to issue the subordinated debt in Canada backed by a guarantee of The Toronto-Dominion Bank rather than in the U.S. because such an issuance would result in lower funding costs, lower issuance costs via a private placement and a longer fixed term. We estimate the annual cost savings of this decision to be approximately $0.4 million per year. A loss of $0.7 million was recognized in connection with this termination. Subsequently, TD Banknorth, NA issued Can$270 million subordinated debt in September 2005. This debt is guaranteed by The Toronto-Dominion Bank and is described above under “2005 Asset-Liability Management Actions.” Simultaneously, we synthetically converted the underlying subordinated debt into U.S. dollars with a fixed rate of 5.05% for the initial 12-year period with a cross-currency swap agreement executed with TD Securities.

As noted above, on December 21, 2005, we terminated $2.2 billion of interest rate swap agreements previously designated as cash flow hedges of certain variable rate loans.

In December 2005, we entered into an equity total return swap that matures on March 1, 2008. This swap will return to us the change in price on 509,809 common shares of The Toronto-Dominion Bank on the New York Stock Exchange less the cost to carry these shares, which is equal to 3 month LIBOR less The Toronto-Dominion Bank quarterly dividend. This swap hedges restricted share units tied to the price of The Toronto-Dominion Bank common shares granted under retention agreements which were entered into with eight of our executive officers in connection with The Toronto-Dominion Bank transaction and a 2005 Performance Based Restricted Share Unit Plan adopted pursuant thereto.

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

Table 31 — Mortgage Loans Held for Sale and Related Hedges

The following table summarizes the average balances of residential mortgage loans held for sale and related hedge positions during the periods indicated.

	Combined	Predecessor
	2005	2004

Average residential mortgage loans held for sale	$47,402	$48,567
Average rate-locked loan commitments	47,873	50,710
Average forward sales contracts	80,730	86,149

Customer-related Positions

Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the year ended December 31, 2005, we recorded a total notional amount of $678.6 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 30 include both the customer and offsetting dealer transactions.

Foreign Exchange or Market Risk

Our earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

Foreign currency forward and option contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these creditworthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

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

On a parent company-only basis, our commitments and debt service requirements at December 31, 2005 consisted primarily of $366.2 million of junior subordinated debentures and $150 million of 3.75% senior notes due May 1, 2008. See “Capital” and Note 14 to the Consolidated Financial Statements included in Item 8. The principal sources of funds for us to meet parent-only obligations are dividends from TD Banknorth, NA,, which are subject to regulatory limitations, income from investment securities and borrowings from public and private sources, including draws on our $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. At December 31, 2005, TD Banknorth, NA had $73.4 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $224 million in cash or cash equivalents at December 31, 2005. See also “Financial Condition Ô Other Funding Sources” above. For information on restrictions on the payment of dividends by TD Banknorth, NA, see Note 16 to the Consolidated Financial Statements included in Item 8.

Banking Subsidiary

For TD Banknorth, NA, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commercial commitments. See “Table 22 — Contractual Obligations and Commitments” above. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet its liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

In addition to traditional retail deposits, TD Banknorth, NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

We continually monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

At December 31, 2005, TD Banknorth, NA had in the aggregate $5.6 billion of currently accessible liquidity through collateralized borrowings or security sales. This represented 28% of retail deposits, as compared to a policy minimum of 10% of deposits.

Also at December 31, 2005, TD Banknorth, NA had in the aggregate potentially volatile funds of $4.0 billion. These are funds that might flow out of TD Banknorth, NA over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

At December 31, 2005, the ratio of currently accessible liquidity to potentially volatile funds was 140%, compared to a policy minimum of 100%.

In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. For additional information regarding off-balance sheet risks and commitments, see Note 21 to the Consolidated Financial Statements included in Item 8.

We have a shelf registration statement on file with the Securities and Exchange Commission which allows us to sell up to $1.0 billion of debt securities, preferred stock, depository shares, common stock and warrants and which allows affiliated trusts to sell capital securities. We had $650 million of remaining authority under this shelf registration statement at December 31, 2005.

Capital

We are committed to managing capital for shareholder benefit and maintaining protection for depositors and creditors. At December 31, 2005 and 2004, our shareholders’ equity totaled $6.5 billion and $3.2 billion, respectively, or 20.20% and 11.07% of total assets, respectively.

The $3.3 billion increase in shareholders’ equity in 2005 was primarily attributable to the purchase accounting adjustments recorded in connection with The Toronto-Dominion Bank transaction that resulted in a $3.4 billion increase to shareholders’ equity. Other factors attributable to the increase were our $274 million net income in 2005 and the issuance of shares of our common stock with an aggregate value of $199.8 million in connection with acquisitions by us in 2005. These increases were partially offset by $148.4 million in dividends to shareholders and a $10.6 million net change in unrealized loss on securities available for sale.

During the year ended December 31, 2005, we repurchased 15.3 million shares at an average price of $31.79. We did not repurchase any shares in 2004.

In December 2005 and January 2006, the Board of Directors authorized a total repurchase of up to 10.5 million shares of common stock of TD Banknorth in the open market after the completion of the acquisition of Hudson United Bancorp.

Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios. We maintain capital ratios to exceed “well capitalized” capital levels in accordance with capital guidelines approved by our board of directors. Our Tier 1 Capital, as defined by the Federal Reserve Board, was $1.9 billion or 7.06% of average assets at December 31, 2005, compared to $2.1 billion or 7.58% of average assets at December 31, 2004. We also are required to maintain capital ratios based on the level or our assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 15 to Consolidated Financial Statements included in Item 8.

TD Banknorth, NA is also subject to federal regulatory capital requirements. At December 31, 2005, TD Banknorth, NA was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements. See Note 15 to the Consolidated Financial Statements included in Item 8.

When evaluating the issuance of long-term debt at the holding company level versus receiving dividends from TD Banknorth, NA, we first consider the regulatory capital ratios of TD Banknorth, NA and the proforma impact of potential acquisitions on these capital ratios. Our policy is to maintain capital ratios at the bank and holding company at levels in excess of “well-capitalized” levels — specifically a Tier 1 leverage capital ratio between 5.50% and 6.00% (compared to 5.00% needed to be considered “well-capitalized”) and total risk-based capital ratio of 10.50% (compared to 10.00% needed to be considered “well-capitalized”). We maintain this policy so that we and TD Banknorth, NA will be able to support changes in the composition of our assets and growth, including by acquisition.

At December 31, 2005, we had seven affiliated trusts which were formed for the purpose of issuing to unaffiliated parties capital securities and investing the proceeds from the sale thereof in junior subordinated debentures issued by us or companies acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

Table 32 — Capital Securities

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at December 31, 2005.

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures (1)	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$63,775	$3,093	$66,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	7.82%	7/31/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030

		$332,275	$11,461	343,736

Unamortized fair value adjustment				22,501

				$366,237

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

At December 31, 2005, trust preferred securities amounted to 17.3% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2007, TD Banknorth Inc. is currently in compliance with the stricter quantitative and qualitative standards.

At December 31, 2005 and December 31, 2004, our consolidated borrowings included $225.2 million of subordinated notes due in 2011 and $232.2 million of subordinated notes due in 2022 issued by TD Banknorth, NA, both of which qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our internal guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves increased to 26.68% at December 31, 2005 as compared to 22.6% at December 31, 2004 due to BOLI acquired from the BostonFed acquisition.

Critical Accounting Policies

Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. We have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of related goodwill and other intangible assets, accounting for pension plans, accrued income taxes and accounting for derivatives and hedging activities. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses at a level which we believe is sufficient to cover potential charge-offs on loans and leases deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions for loan and lease losses, which are established and charged to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan and lease portfolio are susceptible to change as a result of changes in the factors noted above. Any such increases would adversely affect our results of operations. At December 31, 2005, our allowance for loan and lease losses amounted to $223.0 million, and during 2005, 2004, and 2003 our provisions for loan and lease losses amounted to $17.2 million, $40.3 million, and $42.3 million, respectively. See also “Credit Risk Management” above.

For the commercial business loans and leases and the commercial real estate loans portfolios, we formally evaluate specific commercial and commercial real estate loans rated “substandard” or worse in excess of $300 thousand. On an ongoing basis, an independent loan review department reviews classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. In addition, the appraisal function reviews the reasonableness of the third party appraisals related to these loans. Provisions for losses on the remaining commercial loans are based on pools of similar loans using a combination of historical loss experience and migration analysis, which considers the probability of a loan moving from one risk rating category to another over the passage of time and qualitative adjustments.

For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

Using the determined mid-point of the range, management uses various quantitative and qualitative factors to determine the appropriate point above or below the range mid-point. This process is supported by objective factors including:

•	historical loss experience;

•	trends in delinquency and nonperforming loans;

•	changes in product offerings or loan terms;

•	changes in underwriting and /or collections policies;

•	changes in management of underwriting and collection departments; and

•	regional and national economic conditions and trends.

Accounting for Acquisitions and Review of Goodwill and Other Intangible Assets

In connection with acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposits intangibles, non-compete agreements and customer lists. Due to a change in an accounting standard, since January 1, 2002 we no longer amortize the amount of our goodwill through a charge to expense over the period of its expected life. Instead, we regularly evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated for impairment at the reporting unit level, and there is goodwill recorded in all reporting units. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives would adversely affect our results of operations. As a result of the transaction with The Toronto-Dominion Bank on March 1, 2005 and in accordance with the guidelines for accounting for business combinations, an additional $3.0 billion of goodwill and $705 million of additional identifiable intangible assets were created. At December 31, 2005, our goodwill and identifiable intangible assets amounted to $4.5 billion and $668 million, respectively, and during 2005, 2004 and 2003 our amortization expense amounted to $105.1 million, $8.6 million, and $8.9 million, respectively. There was no impairment recorded in 2005, 2004 or 2003.

Accounting for Pension Plans

We use a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, we set the discount rate for our retirement plans by reference to investment grade bond yields. In December 2005, we modified our discount rate section to adopt a more detailed cash flow modeling approach consistent with the intent of SFAS 87. Previously we referred to Moodys AA yield for long-term corporate bonds to select a discount rate. We now look to the Citigroup Pension Discount Curve and Liability Index for guidance. In developing the discount rate or rates used for our plans, we apply each plan’s expected cash flow to the interest rates provided in the Discount Curve as of December 31 to develop a single equivalent discount rate. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the plan’s asset allocation and other factors. As a consequence of our most recent annual review, we reduced the discount rate for all of our employee benefit plans from 5.75% as of December 31, 2004 to 5.50% as of December 31, 2005. Our expected rate of return on our pension plan assets was 8.5% for 2005 and is the same for 2006.

Pension expense is sensitive to changes in the discount rate. For example, adjusting the discount rate by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2006 expense for our defined benefit plan by approximately $1.5 million.

Pension expense is also sensitive to changes in the expected return on assets. For example, adjusting the expected rate of return by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2006 expense for our defined benefit plan by approximately $750 thousand.

As with the computations on pension expense, cash contribution requirements to the pension plan are sensitive to changes in the assumed discount rate and the assumed rate of return on plan assets. We have traditionally contributed the maximum tax-deductible amount to our pension plan each year.

Accrued Income Taxes

We estimate income taxes payable based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 10 to the Consolidated Financial Statements. Accrued income taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. We also rely on tax opinions, recent state audits and historical experience. Although we use available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing our overall tax position.

Accounting for Derivatives and Hedging Activities

We use various derivative financial instruments to assist in managing our interest-rate, foreign currency, and equity market risks and help our customers manage their interest rate risk. These derivative financial instruments are accounted for at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, we might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair value of the derivative instrument must flow through the consolidated statements of income in other noninterest income, which would result in greater volatility in our earnings.

Accounting Changes

For information on the impact of new accounting standards, see Note 2 to the Consolidated Financial Statements.

Forward Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of federal securities laws. See “Forward Looking Statements” at the beginning of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Liability Management” in Item 7 hereof is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

TD BANKNORTH INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,	December 31,
	2005	2004
	(In thousands, except
	share data)

Assets
Cash and due from banks	$758,751	$541,994
Federal funds sold and other short-term investments	10,507	2,312
Securities available for sale, at market value	4,419,877	6,728,523
Securities held to maturity (fair value $64,487 in 2005 and $87,507 in 2004)	64,126	87,013
Loans held for sale (fair value $31,540 in 2005 and $52,936 in 2004)	31,398	51,693
Loans and leases:
Residential real estate mortgages	2,878,323	3,081,217
Commercial real estate mortgages	6,776,837	6,249,513
Commercial business loans and leases	4,278,048	3,928,594
Consumer loans and leases	6,186,519	5,333,670

Total loans and leases	20,119,727	18,592,994
Less: Allowance for loan and lease losses	223,030	243,152

Net loans and leases	19,896,697	18,349,842

Premises and equipment, net	331,912	300,120
Goodwill	4,547,604	1,365,780
Identifiable intangible assets	668,365	50,376
Bank-owned life insurance	572,847	523,129
Other assets	793,269	687,028

Total assets	$32,095,353	$28,687,810

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$2,653,233	$2,546,018
Money market and NOW accounts	7,819,812	7,907,513
Certificates of deposit	5,132,117	4,484,370
Brokered deposits	63,953	576
Noninterest-bearing deposits	4,603,533	4,289,104

Total deposits	20,272,648	19,227,581
Short-term borrowings	3,685,540	3,729,252
Long-term debt	1,238,430	2,261,453
Deferred tax liability on identifiable intangible assets	261,932	17,632
Other liabilities	152,930	275,778

Total liabilities	25,611,480	25,511,696

Commitments and contingencies
Shareholders’ equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, issued — 188,426,630 in 2005 and 191,672,502 in 2004)	1,884	1,917
Common stock, Class B (par value $0.01 per share, authorized and issued — 1 share in 2005)	—	—
Paid-in capital	6,833,677	1,763,572
Retained earnings	152,494	1,677,802
Unearned compensation	(1,131)	—
Treasury stock at cost ( 14,761,415 shares in 2005 and 12,374,515 shares in 2004)	(469,010)	(265,020)
Accumulated other comprehensive (loss) income	(34,041)	(2,157)

Total shareholders’ equity	6,483,873	3,176,114

Total liabilities and shareholders’ equity	$32,095,353	$28,687,810

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003
	(In thousands, except per share data)

Interest and dividend income:
Interest and fees on loans and leases	$993,584	$176,949	$933,833	$880,185
Interest and dividends on securities	178,976	51,183	317,015	304,805

Total interest and dividend income	1,172,560	228,132	1,250,848	1,184,990

Interest expense:
Interest on deposits	197,902	30,694	161,004	188,836
Interest on borrowed funds	141,639	32,654	162,619	163,302

Total interest expense	339,541	63,348	323,623	352,138

Net interest income	833,019	164,784	927,225	832,852
Provision for loan and lease losses	16,097	1,069	40,340	42,301

Net interest income after provision for loan and lease losses	816,922	163,715	886,885	790,551

Noninterest income:
Deposit services	111,270	18,359	109,321	97,323
Insurance agency commissions	42,259	8,252	50,311	45,714
Merchant and electronic banking income, net	51,152	7,751	50,564	41,778
Wealth management services	35,224	6,959	39,788	31,956
Bank-owned life insurance	20,038	4,169	23,282	22,930
Investment planning services	16,477	2,815	19,418	15,692
Net securities (losses) gains	(46,522)	(46,548)	(7,701)	42,460
Loans held for sale — lower of cost or market adjustment	386	(7,500)	—	—
Change in unrealized loss on derivatives	5,943	—	—	—
Other noninterest income	67,009	9,104	60,973	77,285

	303,236	3,361	345,956	375,138

Noninterest expense:
Compensation and employee benefits	340,950	67,977	356,611	326,621
Occupancy	59,071	11,411	63,892	59,200
Equipment	43,357	8,440	48,480	47,459
Data processing	38,787	7,233	43,141	40,940
Advertising and marketing	26,008	4,373	25,550	22,000
Amortization of identifiable intangible assets	103,526	1,561	8,627	8,946
Merger and consolidation costs	15,415	27,264	49,635	8,104
Prepayment penalties on borrowings	3	6,300	61,546	30,490
Other noninterest expense	93,265	15,887	107,619	97,510

	720,382	150,446	765,101	641,270

Income before income tax expense	399,776	16,630	467,740	524,419
Provision for income taxes	136,246	6,182	163,097	173,660

Net income	$263,530	$10,448	$304,643	$350,759

Basic earnings per share	$1.51	$0.06	$1.78	$2.18
Diluted earnings per share	$1.51	$0.06	$1.75	$2.15
Weighted average shares outstanding:
Basic	174,293	184,964	170,766	160,914
Dilutive effect of stock options	780	1,783	3,392	2,606

Diluted	175,073	186,747	174,158	163,520

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Common				Unearned		Comprehensive
	Shares	Par	Paid-in	Retained	Compen-	Treasury	Income
	Outstanding	Value	Capital	Earnings	sation	Stock	(Loss)	Total
	(In thousands)

Balances at December 31, 2002 (Predecessor)	150,579	$1,689	$1,059,778	$1,269,422	$—	$(382,350)	$114,946	$2,063,485
Net income	—	—	—	350,759	—	—	—	350,759
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(110,068)	(110,068)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	1,575	1,575
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(446)	(446)

Comprehensive income								241,820

Treasury stock issued for employee benefit plans	2,674	—	(6,546)	—	—	55,223	—	48,677
Treasury stock purchased	(4,466)	—	—	—	—	(105,071)	—	(105,071)
Distribution of restricted stock	—	—	(896)	—	—	1,590	—	694
Common stock issued for acquisitions	13,401	134	382,669	—	—	—	—	382,803
Cash dividends declared ($0.70 per share)	—	—	—	(111,889)	—	—	—	(111,889)

Balances at December 31, 2003 (Predecessor)	162,188	1,823	1,435,005	1,508,292	—	(430,608)	6,007	2,520,519
Net income	—	—	—	304,643	—	—	—	304,643
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,231)	(7,231)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	146	146
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(1,079)	(1,079)

Comprehensive income								296,479

Treasury stock issued for employee benefit plans, including tax benefit of $40.7 million	7,729	—	24,797	—	—	164,837	—	189,634
Distribution of restricted stock	—	—	(386)	—	—	751	—	365
Common stock issued for acquisitions	9,381	94	304,156	—	—	—	—	304,250
Cash dividends declared ($0.79 per share)	—	—	—	(135,133)	—	—	—	(135,133)

Balances at December 31, 2004 (Predecessor)	179,298	1,917	1,763,572	1,677,802	—	(265,020)	(2,157)	3,176,114
Net income	—	—	—	10,448	—	—	—	10,448
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	2,463	2,463
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income								5,197
Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825
Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368
Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	$(201,141)	$(7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	$(2,256)	$—	$—	$6,836,115
Net income	—	—	—	263,530	—	—	—	263,530
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(13,090)	(13,090)
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(20,951)	(20,951)

Comprehensive income								229,489

Treasury stock issued for employee benefit plans, including tax benefit of $1.0 million	537	—	(2,550)	—	—	15,228	—	12,678
Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)
Distribution of restricted stock	—	—	(260)	—	—	2,170	—	1,910
Decrease in unearned compensation	—	—	—	—	1,125	—	—	1,125
Cash dividends declared ($0.64 per share)	—	—	—	(111,036)	—	—	—	(111,036)

Balances at December 31, 2005 (Successor)	173,665	$1,884	$6,833,677	$152,494	$(1,131)	$(469,010)	$(34,041)	$6,483,873

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003
	(In thousands)

Cash flows from operating activities:
Net income	$263,530	$10,448	$304,643	$350,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	16,097	1,069	40,340	42,301
Depreciation of banking premises and equipment	40,956	7,807	44,199	43,368
Net amortization of premium and discounts	11,096	3,703	23,082	56,135
Amortization of intangible assets	103,526	1,561	8,627	8,946
Provision for deferred tax expense	4,897	2,000	16,498	26,073
Unearned compensation	1,125	—	—	—
Distribution of restricted stock units	1,910	—	365	694
Net (gains) losses realized from sales of securities and loans	(2,087)	46,548	6,190	(42,460)
Impairment on securities available for sale	45,000	—	—	—
Lower of cost or market adjustment on loans held for sale	—	7,500	—	—
Prepayment penalties on borrowings	—	6,300	61,546	30,490
Net losses (gains) realized from sales of loans held for sale	7,113	(616)	(3,660)	(12,483)
Increase in cash surrender value of bank owned life insurance	(20,031)	(4,169)	(22,188)	(22,930)
Pension plan contributions	(27,600)	—	(17,100)	(47,400)
Proceeds from sales of loans held for sale	931,269	72,258	512,700	923,811
Residential loans originated and purchased for sale	(415,559)	(58,800)	(511,053)	(821,870)
Change in fair value of derivatives	(4,788)	—	—	—
Net (increase) decrease in other assets	(34,755)	47,443	(36,942)	77,882
Net (decrease) increase in other liabilities	(13,692)	(42,559)	18,481	(119,348)

Net cash provided by operating activities	908,007	100,493	445,728	493,968

Cash flows from investing activities:
Proceeds from sales of securities available for sale	666,951	83,271	3,380,300	3,392,506
Proceeds from sale of securities as part of the deleveraging program	374,488	2,461,701	—	—
Proceeds from maturities and principal repayments of securities available for sale	812,224	190,117	1,303,648	3,066,107
Purchases of securities available for sale	(1,548,490)	(927,783)	(4,030,889)	(6,536,940)
(Purchases of) proceeds from restricted equity securities	(94,502)	(42,196)	(36,415)	166,179
Proceeds from maturities and principal repayments of securities held to maturity	18,217	4,670	37,227	92,169
Net increase in loans and leases	(828,116)	(222,430)	(1,300,987)	(690,512)
Proceeds from sales of portfolio loans	254,530	—	37,097	—
Swap termination fees paid	(35,597)	—	—	—
Net (additions) decreases to premises and equipment	(62,600)	798	(47,805)	(20,901)
Proceeds from policy coverage on bank owned life insurance	1,834	141	1,725	182
Acquisitions, net of cash acquired	—	130,685	49,061	10,903

Net cash (used in) provided by investing activities	(441,061)	1,678,974	(607,038)	(520,307)

Cash flows from financing activities:
Net increase (decrease) in deposits	133,420	(160,662)	148,206	95,039
Net decrease in short-term borrowings	350,537	2,102,739	1,200,876	755,480
Payments for short term borrowings as part of deleveraging program	(377,907)	(1,461,701)	—	—
Proceeds from long-term debt	236,364	8,467	1,570	885,400
Payments for long-term debt	(213,706)	(474,664)	(1,633,868)	(1,941,969)
Payments for long term debt as part of deleveraging program	—	(1,006,300)	—	—
Swap termination fees paid	(3,782)	—	—	—
Treasury stock issued for employee benefit plans	27,192	71,368	189,634	48,677
Purchase of treasury stock	(486,408)	—	—	(105,071)
Cash dividends paid to shareholders	(111,035)	(37,383)	(135,133)	(111,889)

Net cash used in financing activities	(445,325)	(958,136)	(228,715)	(374,333)

Increase (decrease) in cash and cash equivalents	21,621	821,331	(390,025)	(400,672)
Cash and cash equivalents at beginning of year	747,637	(73,694)	316,331	717,003

Cash and cash equivalents at end of period	$769,258	$747,637	$(73,694)	$316,331

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$27,924,518	$1,469,630	$1,807,186	$3,347,137
Less liabilities assumed	25,626,026	1,422,658	1,420,086	2,586,080

Supplemental cash flow disclosures
Cash paid for interest	$344,877	$68,238	$325,614	$358,555

Cash paid (received) for income taxes	104,203	(779)	90,298	145,600

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts expressed in thousands, except per share data and as noted)

1.	Summary of Significant Accounting Policies

General

We, TD Banknorth Inc., are a bank/financial holding company under the Bank Holding Company Act of 1956, as amended, which conducts business through TD Banknorth, National Association (“TD Banknorth, NA” or the “Bank”) and various nonbanking subsidiaries. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. The Toronto-Dominion Bank acquired a majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then The Toronto-Dominion Bank acquired a majority interest of TD Banknorth by means of the merger of a newly-formed, wholly-owned subsidiary of The Toronto-Dominion Bank with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore, was accounted for as a purchase business combination with the purchase price being comprised of all the consideration received by the shareholders of Banknorth Group, Inc., namely:

•	cash paid by The Toronto-Dominion Bank,

•	the value of The Toronto-Dominion Bank common shares issued and

•	the value of TD Banknorth Inc. shares issued.

The purchase price and related purchase accounting adjustments have been recorded in the financial statements at and for the periods commencing March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of assets and liabilities at March 1, 2005 and for the “successor” periods beginning on March 1, 2005. Information for all dates and “predecessor” periods prior to the acquisition on March 1, 2005 is presented using the historical basis of accounting.

The accounting and reporting policies of TD Banknorth and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Our principal business activities are retail and commercial banking and, to a lesser extent, wealth management, investment planning and insurance agency services, and are conducted through our direct and indirect subsidiaries located in Maine, New Hampshire, Massachusetts, Connecticut, Vermont and New York. TD Banknorth and its subsidiaries are subject to regulation of, and periodic examination by, the Office of the Comptroller of Currency and the Federal Reserve Board and the Superintendent of the Maine Bureau of Financial Regulations, among other agencies.

Unless the context otherwise requires, the words “TD Banknorth,” “we,” “our” and “us” herein refer to TD Banknorth Inc. and its subsidiaries.

Financial Statement Presentation

The Consolidated Financial Statements include the accounts of TD Banknorth and its subsidiaries. Our principal operating subsidiary is TD Banknorth, NA. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Assets held in a fiduciary capacity are not assets of TD Banknorth and, accordingly, are not included in the Consolidated Balance Sheets.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, accounting for acquisitions, review of goodwill and intangible assets for impairment, accounting for pension plans, accrued income taxes and accounting for derivatives and hedging activities.

Specific Accounting Policies

To facilitate a better understanding of our Consolidated Financial Statements, we have disclosed the significant accounting policies in the applicable notes with related financial disclosures as follows:

Note	Topic	Page

5	Securities Available for Sale and Held to Maturity	78
6	Loans and Leases	81
7	Allowance for Loan and Lease Losses	84
8	Premises and Equipment	86
9	Goodwill and Other Intangible Assets	87
10	Income Taxes	89
18	Earnings Per Share	101
20	Derivative Instruments	102
23	Stock-Based Compensation and Incentive Plans	108
24	Retirement and Other Benefit Plans	112

The following is a description of other accounting policies not incorporated in the notes referred to above.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and other short-term investments with maturities less than 90 days. Generally, federal funds are sold for one-day periods.

We are required to comply with various laws and regulations of the Federal Reserve Board which require us to maintain certain amounts of cash on deposit and are restricted from investing those amounts.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents the cash surrender value of life insurance policies on the lives of certain employees where the Bank is beneficiary. The cash surrender value of the policies is recorded as an asset and increases in the cash value of the policies, as well as any insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The tax benefits of our BOLI policies are designed to mitigate the increasing costs of our employee benefit programs. We review the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter, and BOLI with any individual carrier is limited to 10% of capital plus reserves.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Impairment of Long-Lived Assets Other than Goodwill

We review long-lived assets, including premises and equipment and other intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. We perform undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Mortgage Banking and Loans Held for Sale

Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and carried at the lower of aggregate cost or estimated market value. Market value is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Forward commitments to sell residential real estate mortgages are contracts that we enter into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments to sell are recorded at fair value and are included with loans held for sale and changes in fair value are included in other comprehensive income and are reclassified into mortgage banking income when the related transaction affects earnings. Commitments to originate rate-locked loans are also accounted for at fair value and are classified in other assets. Gains and losses related to commitments to originate rate-locked loans are included in earnings with mortgage banking income.

Gains and losses on sales of mortgage loans are determined using the specific identification method and recorded as mortgage sales income, a component of mortgage banking services income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans originated for sale and the related servicing rights are generally sold on a flow basis.

Retained mortgage servicing rights are amortized on a method based on forecasted cash flows of the underlying loans serviced for others. Amortization is recorded as a charge against mortgage service fee income, a component of mortgage banking services income. Our assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted quarterly to reflect current circumstances. In evaluating the realizability of the carrying values of mortgage servicing rights, we obtain third party valuations based on loan level data including note rate, type and term on the underlying loans.

Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as mortgage servicing fee income when received. Loan servicing costs are charged to noninterest expense when incurred.

Investments in Limited Partnerships

We have investments in both tax advantaged and small business investment limited partnerships. The tax advantaged limited partnerships are primarily involved in approved low income housing investment tax credit projects located in our market area while the small business investment limited partnerships are primarily providing seed money to small businesses also in our market area. These investments are included in other assets and are not required to be consolidated under FASB Interpretation Number 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Investments in the tax advantaged limited partnerships are amortized as a charge to tax expense over the same period the tax credits are expected to be received. The investments in small business investment limited partnerships, for which we have the ability to exercise significant influence (generally, a 3% or greater ownership interest), are reviewed and adjusted quarterly based on the equity method; adjustments are recorded in other noninterest income. If we do not

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

exercise significant influence, our investment is accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment. Except for fixed capital or loan commitments agreed to in advance, the partnerships have no recourse to us.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into US dollars at prevailing year end rates of exchange. Foreign currency income and expenses are translated into US dollars at the average exchange rates prevailing throughout the fiscal year. Unrealized translation gains and losses and all realized gains and losses, net of any offsetting gains and losses arising from hedges, are included in other income in the Consolidated Statement of Income.

Segment Reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Our primary business segment is community banking, which provided approximately 91% of its total revenues and 95% of its pre-tax income for the period March 1, 2005 to December 31, 2005 and approximately 91% of its total revenues and 96% of its pre-tax income in 2004. As all other business segment comprise less than 10% of revenues and pre-tax income, disaggregated segment information is not presented in the notes to the financial statements.

2.	Accounting Changes

The following information addresses new or proposed accounting pronouncements related to our industry.

Accounting for Share-Based Payments

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, including employee stock purchase plans over the service period. FAS 123R is effective for TD Banknorth on January 1, 2006. Current disclosure provisions under FAS 123 are still applicable. In addition to the compensation expense on stock option awards granted after January 1, 2006, compensation expense on unvested equity-based awards that were granted prior to the effective date must be recognized in the income statement. Compensation expense on unvested options outstanding at December 31, 2005 is expected to be $7.8 million in 2006, $6.8 million in 2007 and $3.7 million in 2008. Any options awarded after January 1, 2006 will increase these amounts. We have adopted FAS 123R on January 1, 2006. FAS 123R will not have a material impact on our financial condition or cash flows.

Accounting for Certain Loan or Debt Securities Acquired in a Transfer.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. This SOP requires that the original excess of contractual cash flows over cash flows expected to be collected may not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances cannot be created or

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Accounting Changes — (Continued)

“carried over” in the initial accounting for impaired loans acquired. This SOP is effective for impaired loans acquired in a business combination in fiscal years beginning after December 15, 2004. The adoption of this SOP on January 1, 2005 did not have a material impact on our financial condition, results of operations, earnings per share or cash flows. Also see Note 6 for information regarding the effects of SOP 03-3 related to The Toronto-Dominion Bank transaction and purchase accounting adjustments recorded on March 1, 2005.

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accounting for the Transaction with The Toronto-Dominion Bank

As discussed in Note 1, the transaction with The Toronto-Dominion Bank was accounted for as a purchase business combination and, as a result, the assets and liabilities of the predecessor company were adjusted to fair value as of the date of completion of the transaction. The following table sets forth how the purchase price was allocated to the assets and liabilities assumed based on their estimated fair values at the March 1, 2005 transaction date.

Implied Purchase Price
Value of TD common shares exchanged (1)	$1,806,535
Cash consideration (including cash in lieu of fractional shares)	2,306,947
Value of 49% of TD Banknorth shares exchanged (2)	2,686,802
Fair value of TD Banknorth stock options	35,831

Total implied purchase price	6,836,115

Allocation of the Implied Purchase Price
Predecessor stockholders’ equity as of March 1, 2005	3,415,121
Predecessor goodwill and intangible assets	(1,565,293)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	109,630
Loan relationship intangibles	95,826
Core deposit intangibles	566,000
Other identifiable intangibles	105,612
Deferred income taxes on identifiable intangible assets	(272,056)
Other assets	12,172
Fixed maturity deposits	(46,790)
Borrowings	(59,731)
Pension and post-employment benefit plans	(93,546)
All other	31,547

Fair value of net assets acquired	2,298,492

Estimated goodwill from the transaction at March 1, 2005	4,537,623
Adjustments recorded subsequent to March 1, 2005	9,981

Goodwill at December 31, 2005	$4,547,604

(1)	Based on 188,428,501 Banknorth Group, Inc. shares times exchange ratio of 0.2351 times $40.78, the closing price of the TD common shares on March 1, 2005.

(2)	Based on 188,428,501 Banknorth Group, Inc. shares times 49% times $29.10, the opening price of the TD Banknorth common stock on March 2, 2005

The primary adjustments since March 1, 2005 related to a higher tax rate used to estimate the deferred tax liability on purchase accounting adjustments. We expect that additional adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed may be recorded in future periods, although such adjustments are not expected to be significant. It is expected that goodwill will not be deductible for income tax purposes.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed by us since January 1, 2003. The acquisitions were accounted for as purchases and, as such, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at				Total
	Acquisition	Acquisition Date		Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Paid	Issued	Price

BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$0.3	6.2	$200.2
CCBT Financial Companies, Inc.	4/30/2004	1,292.9	108.5	—	9.2	298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	88.9	—	88.9
First & Ocean Bancorp	12/31/2003	274.4	15.6	49.7	—	49.7
American Financial Holdings, Inc.	2/14/2003	2,690.3	408.2	328.5	13.4	711.4

On January 21, 2005, we acquired BostonFed Bancorp, Inc. (“BostonFed”) for a total purchase price of $200.2 million. The purchase price was comprised of 6,154,155 shares of our common stock and $0.3 million in cash. The total value of the shares issued was $199.9 million, calculated based on the average closing price of our common stock for the period commencing two trading days before, and ending two trading days after, June 21, 2004, the date of the merger agreement. The purchase price was allocated to the fair value of the assets acquired ($1.5 billion), liabilities assumed ($1.4 billion) and identifiable intangible assets ($13.2 million).

We acquired four insurance agencies from 2003 to 2005. The total cost of these agencies was $15.7 million.

We acquired Hudson United Bancorp on January 31, 2006. See Note 28 for more information.

5.	Securities Available for Sale and Held to Maturity

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost.

Investments not classified as “held to maturity” are classified as “available for sale.” Securities available for sale consist of debt and equity securities that are available for sale in order to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at market value. Changes in market value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. When a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income as a writedown. We do not have a trading portfolio.

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the interest method. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Securities Available for Sale and Held to Maturity — (Continued)

The following table presents a summary of the amortized cost and market values of securities available for sale and held to maturity at the dates indicated.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale
December 31, 2005 (Successor):
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$2,171	$—	$(20)	$2,151
Tax-exempt bonds and notes	197,650	79	(782)	196,947
Other bonds and notes	229,084	730	(969)	228,845
Mortgage-backed securities	3,752,710	347	(18,721)	3,734,336
Collateralized mortgage obligations	240,945	25	(951)	240,019

Total debt securities	4,422,560	1,181	(21,443)	4,402,298
Other equity securities	17,552	38	(11)	17,579

Total securities available for sale	$4,440,112	$1,219	$(21,454)	$4,419,877

December 31, 2004 (Predecessor):
U.S. Government obligations and obligations of U.S. Government agencies and corporations	$528,973	$181	$(12,722)	$516,432
Tax-exempt bonds and notes	166,901	3,045	(148)	169,798
Other bonds and notes	285,742	10,674	(644)	295,772
Mortgage-backed securities	5,130,478	33,081	(31,641)	5,131,918
Collateralized mortgage obligations	599,304	1,748	(3,129)	597,923

Total debt securities	6,711,398	48,729	(48,284)	6,711,843
Other equity securities	16,456	247	(23)	16,680

Total securities available for sale	$6,727,854	$48,976	$(48,307)	$6,728,523

Held to Maturity:
December 31, 2005 (Successor):
Collateralized mortgage obligations	$64,126	$361	$—	$64,487

Total securities held to maturity	$64,126	$361	$—	$64,487

December 31, 2004 (Predecessor):
Collateralized mortgage obligations	$87,013	$494	$—	$87,507

Total securities held to maturity	$87,013	$494	$—	$87,507

At December 31, 2005, we had $227.5 million of securities available for sale with call provisions. There were no Federal National Mortgage Association and Federal Home Loan Mortgage Corp. securities included in securities in U.S. Government obligations and obligations of U.S. Government agencies and corporations at December 31, 2005.

In June 2005, $171.2 million of our investments in the restricted stock of the Federal Home Loan Bank and the Federal Reserve Bank were reclassified from securities available for sale to other assets. The

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Securities Available for Sale and Held to Maturity — (Continued)

classification of these investments as other assets is consistent with the reporting requirements of our principal banking regulators. All prior periods presented have been adjusted to conform to the current presentation.

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year at December 31, 2005.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U.S. Government obligations and obligations of U.S. Government agencies and corporations	3	$2,151	$20	—	$—	$—	3	$2,151	$20
Tax-exempt bonds and notes	196	165,699	782	—	—	—	196	165,699	782
Other bonds and notes	81	133,713	969	—	—	—	81	133,713	969
Mortgage-backed securities	784	1,145,267	18,721	—	—	—	784	1,145,267	18,721
Collateralized mortgage obligations	16	64,132	951	—	—	—	16	64,132	951
Equity securities	4	227	11	—	—	—	4	227	11

	1,084	$1,511,189	$21,454	—	$—	$—	1,084	$1,511,189	$21,454

As a result of The Toronto-Dominion Bank transaction and related purchase accounting adjustments recorded on March 1, 2005, all unrealized gains and/or losses on investment securities were reclassified as basis adjustments of the individual securities at March 1, 2005. Accordingly, at December 31, 2005 there were no unrealized losses in a continuous unrealized loss position for more than ten months.

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities and all investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. No unrealized losses were determined to be other-than-temporary for U.S. Government and agencies securities and for other bonds and notes. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA. As of December 31, 2005, $2.6 billion of mortgage-backed securities were identified as other than temporarily impaired. Consequently, a securities loss of $45 million ($29.3 million after-tax) was recognized in December 2005. These securities were sold in January 2006 in connection with a balance sheet restructuring program. The securities loss is included in realized losses in the table below.

At December 31, 2005, U.S. Government obligations and obligations of U.S. Government agencies and corporations included three securities which had unrealized losses, all of which were U.S. Treasury notes. Market value declines were due to changes in interest rates since the date of purchase.

The amortized cost and market values of debt securities at December 31, 2005 by contractual maturities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Securities Available for Sale and Held to Maturity — (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value

December 31, 2005:
Due in one year or less	$152,413	$152,108	$—	$—
Due after one year through five years	30,758	30,466	—	—
Due after five years through ten years	10,521	10,441	—	—
Due after ten years	235,213	234,928

Subtotal	428,905	427,943	—	—
Mortgage-backed securities	3,752,710	3,734,336	—	—
Collateralized mortgage obligations	240,945	240,019	64,126	64,487

	$4,422,560	$4,402,298	$64,126	$64,487

The following table presents a summary of realized gains and losses on securities available for sale during the periods indicated.

	Realized
	Gains	Losses	Net

March 1, 2005 to December 31, 2005 (Successor)	$2,660	$(49,182)	$(46,522)
January 1, 2005 to February 28, 2005 (Predecessor)	77	(46,625)	(46,548)
Year ended December 31, 2004 (Predecessor)	10,230	(17,931)	(7,701)
Year ended December 31, 2003 (Predecessor)	44,744	(2,284)	42,460

6.	Loans and Leases

Our lending activities are conducted principally in New England and upstate New York. Loans are carried at the principal amounts outstanding adjusted by partial charge-offs, fair value adjustments and net deferred charges of $44.7 million at December 31, 2005 and $23.0 million at December 31, 2004. Deferred charges include deferred loan origination costs, net of deferred loan origination fees and unearned discounts. Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using methods that approximate the level yield method over the estimated lives of the related loans.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Loans and Leases — (Continued)

The following table presents information regarding our loans and leases at the dates indicated.

	Successor	Predecessor
	December 31, 2005	December 31, 2004

Residential real estate loans:
Permanent first mortgage loans	$2,830,978	$3,024,579
Construction and development	47,345	56,638

	2,878,323	3,081,217
Commercial real estate loans:
Permanent first mortgage loans	5,779,662	5,297,812
Construction and development	997,175	951,701

	6,776,837	6,249,513
Commercial business loans and leases:
Commercial business loans	4,180,449	3,838,366
Commercial business leases	97,599	90,228

	4,278,048	3,928,594
Consumer loans	6,186,519	5,333,670

Total loans and leases	$20,119,727	$18,592,994

Residential real estate loans, which are secured by single-family (one to four units) residences, are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure.

Commercial real estate loans, which are secured by multi-family (five or more units) residential, and commercial real estate and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Commercial real estate and commercial business loans are considered impaired when it is probable that TD Banknorth will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

Consumer lease financing loans are carried at the amount of minimum lease payments plus residual values, less unearned income which is amortized into interest income using the interest method. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Loans and Leases — (Continued)

Nonperforming loans

The following table sets forth information regarding our nonperforming loans and accruing loans 90 days or more overdue at the dates indicated.

	December 31,
	2005	2004

Nonaccrual loans:
Residential real estate mortgages	$7,970	$7,846
Commercial real estate loans	25,219	29,948
Commercial business loans and leases	20,211	32,421
Consumer loans and leases	7,165	7,344

Total nonperforming loans	$60,565	$77,559

Accruing loans which are 90 days or more overdue	$6,887	$5,254

Impaired loans

Impaired loans are commercial and commercial real estate loans which we believe will probably not result in the collection of all amounts due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. All nonaccrual commercial and commercial real estate loans are impaired, but not all impaired loans are on nonaccrual. Accrual of interest on commercial and commercial real estate loans is generally discontinued when collectibility of principal or interest is uncertain or on which payments of principal or interest have become contractually past due 90 days. We may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility. The amount of reserves for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

The following table sets forth information on our impaired loans at the dates and for the periods indicated.

	Successor		Predecessor		Predecessor
	December 31, 2005		December 31, 2004		December 31, 2003
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance	Investment	Allowance
Impaired loans
Valuation allowance required	$28,147	$5,939	$51,620	$13,805	$28,781	$4,662
No valuation allowance required	17,174	—	10,749	—	15,331	—

Total impaired loans	$45,321	$5,939	$62,369	$13,805	$44,112	$4,662

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Loans and Leases — (Continued)

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003
Average balance of impaired loans during the year	$59,041	$69,354	$53,580	$48,917

Interest income recognized on a cash basis on impaired loans during the year	$1,378	$520	$2,501	$1,675

In connection with The Toronto-Dominion Bank transaction, and in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” on March 1, 2005, $21.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of the impaired loans.

The loans acquired by us that are within the scope of SOP 03-3 are not accounted for using the income recognition model of the SOP because the timing of cash flows expected to be collected cannot be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income is recognized on the cost recovery method in connection with these loans.

The following table summarizes acquired impaired loans at December 31, 2005.

Contractually required principal payments receivable at March 1, 2005	$84,078
Cash flows expected to be collected at March 1, 2005	42,925
Basis in acquired loans at March 1, 2005	42,925
Carrying value of loans at December 31, 2005	13,646

7.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level determined to be adequate by management and approved by the Board Risk Committee to absorb future charge-offs of loans and leases deemed uncollectable. This allowance is increased by provisions charged to operating expense, recoveries on loans previously charged off and allowances acquired in acquisitions, and is reduced by charge-offs on loans and leases.

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors.

For the commercial business loan and lease and the commercial real estate loan portfolios, we formally evaluate specific commercial and commercial real estate loans rated “substandard” or worse in excess of $300 thousand. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and migration analysis (which considers the probability of a loan moving from one risk rating category to another over time), transition matrix and qualitative adjustments.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Allowance for Loan and Lease Losses — (Continued)

For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

Using the determined mid-point of the range, we use various quantitative and qualitative factors to determine the appropriate point above or below the range mid-point. This process is supported by objective factors, including:

•	Historical loss experience;

•	Trends in delinquency and nonperforming loans;

•	Changes in product offerings or loan terms;

•	Changes in underwriting and /or collections policies;

•	Changes in management of underwriting and collection departments;

•	Regional and national economic conditions and trends.

Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because estimates are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Allowance for Loan and Lease Losses — (Continued)

The following table presents the changes in the allowance for loan and lease losses during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Allowance for loan and lease losses at beginning of period	$249,619	$243,152	$232,287	$208,273
Allowance related to business combinations	—	14,494	13,665	19,008
Provisions charged to income	16,097	1,069	40,340	42,301
Transfer for off-balance sheet loan commitments(1)	—	—	(6,600)	—
Specific reserves applied to reduce impaired loan carrying values(2)	(20,435)	—	—	—
Charge-offs	(35,092)	(11,961)	(50,687)	(49,609)
Recoveries	12,841	2,865	14,147	12,314

Allowance for loan and lease losses at end of period(1)	$223,030	$249,619	$243,152	$232,287

Total allowance for credit losses:
Allowance for loan and lease losses	$223,030	$249,619	$243,152	$232,287
Liability for unfunded credit commitments(1)	7,907	6,706	6,600	—

Total allowance for credit losses	$230,937	$256,325	$249,752	$232,287

(1)	During 2004, a portion of the allowance for credit losses related to unfunded credit commitments was reclassified from the allowance for loan and lease losses to a separate liability account.

(2)	In connection with the TD transaction, $20.4 million of the allowance for loan and lease losses related to impaired commercial loans was transferred in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to reduce the carrying value of impaired commercial loans.

8.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of related assets; generally 25 to 40 years for premises and 3 to 7 years for furniture and equipment. Leasehold improvements are generally amortized over the lesser of the estimated life or the remaining term of the lease including the first renewal option. Amortization of the assets held under capital leases is included with depreciation expense.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Premises and Equipment — (Continued)

The following table presents a summary of premises and equipment at the dates indicated.

	Successor	Predecessor
	December 31, 2005	December 31, 2004

Land	$37,788	$34,143
Buildings and leasehold improvements	320,450	299,712
Capital leases on buildings	24,275	24,275
Furniture, fixtures and equipment, including internally developed software	338,623	316,833

	721,136	674,963
Accumulated depreciation and amortization	(383,791)	(371,030)
Accumulated amortization on capital leases	(5,433)	(3,813)

Net book value	$331,912	$300,120

Costs of software developed for internal use, such as those related to software licenses, programming, testing, configuration, direct materials and integration, are capitalized and included in premises and equipment. Included in the capitalized costs are those costs related to both our personnel and third party consultants involved in the software development and installation. Once placed in service, the capitalized asset is amortized on a straight-line basis over its estimated useful life, generally three to five years. Capitalized costs of software developed for internal use are reviewed periodically for impairment. Significant judgment is exercised by us in these impairment reviews, including the periodic evaluation of the cost/benefit analyses of software projects under development and the determination of the remaining useful life of completed software projects.

The following table presents information regarding internally developed software at the dates indicated.

	Successor	Predecessor
	December 31, 2005	December 31, 2004

Internally developed software in use — cost	$48,407	$41,129
Internally developed software in use — amortization	(25,296)	(25,386)
Internally developed software in development	8,471	11,933

	$31,582	$27,676

9.	Goodwill and Other Intangible Assets

Goodwill which represents the price paid over the net fair value of the acquired businesses (“goodwill”) is not amortized. Goodwill is evaluated for impairment at least quarterly using several fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Goodwill is recorded and evaluated for impairment in the following reporting units: Community Banking, Insurance Agency, Investment Planning and Wealth Management. There was no impairment recorded by us in 2004 based on the valuations at December 31, 2004. As a result of The Toronto-Dominion Bank transaction on March 1, 2005, assets and liabilities were adjusted to fair value and goodwill was recorded. Goodwill will be evaluated for impairment as of February 28 measurement date.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Goodwill and Other Intangible Assets — (Continued)

Identifiable intangible assets consists of core deposit intangibles, noncompete agreements and customer lists and are amortized over their estimated useful lives on a method that approximates the amount of economic benefits to us. They are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The ranges of useful life are shown below:

Core deposit intangibles	14 years
Noncompete agreements	1 — 4 years
Customer lists	estimated life of the list
Customer relationship intangibles	14 — 18 years

The following table sets forth the changes in the carrying amount of goodwill and other intangibles during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2003 (Predecessor)	$1,126,639	$28,165	$8,250	$36,415
Recorded during the year	245,930	21,566	1,042	22,608
Amortization expense	—	(5,988)	(2,639)	(8,627)
Adjustment of purchase accounting estimates	(6,789)	(20)	—	(20)

Balance, December 31, 2004 (Predecessor)	1,365,780	43,723	6,653	50,376
Recorded during the period	140,006	13,172	—	13,172
Amortization expense	—	(1,237)	(324)	(1,561)
Adjustment of purchase accounting estimates	(2,479)	—	—	—

Balance, February 28, 2005 (Predecessor)	1,503,307	55,658	6,329	61,987
Reversal of prior intangibles in connection with The Toronto-Dominion Bank transaction	(1,503,307)	(55,658)	(6,329)	(61,987)
Recorded in connection with The Toronto-Dominion Bank transaction	4,537,623	566,000	201,438	767,438

Balance, March 1, 2005 (Successor)	4,537,623	566,000	201,438	767,438
Recorded during the period	5,750	—	2,857	2,857
Amortization expense	—	(89,160)	(14,365)	(103,525)
Adjustments of purchase accounting estimates	4,231	—	1,595	1,595

Balance, December 31, 2005 (Successor)	$4,547,604	$476,840	$191,525	$668,365

Estimated Annual Amortization Expense:
2006	—	$96,167	$16,333	$112,500
2007	—	74,834	15,551	90,385
2008	—	61,833	14,453	76,286
2009	—	51,667	13,773	65,440
2010	—	42,500	12,970	55,470
Thereafter	—	149,839	116,088	265,927

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Goodwill and Other Intangible Assets — (Continued)

Other identifiable intangibles includes $2,357 related to the minimum pension liability that is not amortized.

The following table sets forth the components of identifiable intangible assets at the date indicated.

	December 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$566,000	$89,160	$476,840
Loan relationship intangibles	95,826	4,557	91,269
Other identifiable intangibles	110,064	9,808	100,256

Total	$771,890	$103,525	$668,365

10.	Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. We assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. We also rely on tax opinions, recent state audits and historical experience. These judgments and estimates are reviewed on a regular basis as regulatory and business factors change.

Tax credits generated from limited partnerships are reflected in earnings when realized for federal income tax purposes.

The following table sets forth the current and deferred components of income tax expense during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Current
Federal	$118,656	$4,015	$131,542	$138,722
State	12,693	1,187	15,057	8,865
Deferred
Federal	5,297	1,060	16,393	25,138
State	(400)	(80)	105	935

	$136,246	$6,182	$163,097	$173,660

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes — (Continued)

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31,2004	December 31, 2003

Computed federal tax expense	$139,921	$5,821	$163,709	$183,547
State income tax, net of federal benefits	7,991	720	9,855	6,370
Benefit of tax-exempt income	(4,752)	(836)	(5,046)	(3,412)
Low income/rehabilitation credits	(5,267)	(800)	(4,270)	(2,700)
Increase in cash surrender value of life insurance	(7,013)	(1,459)	(8,149)	(8,026)
Nondeductible compensation	740	—	6,931	—
Nondeductible merger costs	550	2,695	1,201	8
Other, net	4,076	41	(1,134)	(2,127)

Recorded income tax expense	$136,246	$6,182	$163,097	$173,660

The following table sets forth the tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in other assets and other liabilities, respectively, at the dates indicated

	Successor	Predecessor
	December 31, 2005	December 31, 2004

Deferred tax assets
Allowance for loan and lease losses	$90,763	$86,505
Compensation and employee benefits	18,867	20,268
Securities	17,692	—
Loans distributed from subsidiary	2,584	6,616
Book reserves not yet realized for tax purposes	1,255	405
Intangible assets	3,377	5,696
Unrealized loss on securities and hedging	16,387	—
Other	4,511	2,023

Total gross deferred tax assets	155,436	121,513

Deferred tax liabilities
Pension plan	42,830	35,194
Leases	7,790	7,488
Premises and equipment	25,850	24,930
Partnership investments	12,961	12,090
Loan basis difference	8,989	11,439
Purchase accounting	244,756	21,870
Deferred Income	10,046	—
Unrealized appreciation on securities and hedging	—	105
Other	2,534	760

Total gross deferred tax liabilities	355,756	113,876

Net deferred tax (liability) asset	$(200,320)	$7,637

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes — (Continued)

We have determined that a valuation allowance is not required for any of its deferred tax assets because it is more likely than not that these assets will be realized principally through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

State Tax Assessment.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have recently been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and have appealed them in accordance with administrative procedures. Although we believe that our reserves for existing and potential state tax assessments are appropriate, we estimate that the range of reasonably possible exposure over established reserves for existing and potential state tax assessments is from $0 to $11 million, after federal tax benefits. To the extent we settle these assessments for an amount greater than or less than the related reserves, the excess or deficiency will be recorded as an adjustment to goodwill.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Merger and Consolidation Costs

Merger and consolidation costs include merger-related, asset write-downs and branch closing expenses.

The following table summarizes merger and consolidation costs during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Hudson United Bancorp Merger Charges
Personnel costs	$21	$—	$—	$—
Systems conversion and integration/customer communications	3,763	—	—	—
Other costs	1,041	—	—	—

	4,825	—	—	—

The Toronto-Dominion Bank Merger Charges
Personnel costs	3,545	2,285	34,986	—
Transaction costs	3	18,148	—	—
Name change	3,582	2,061	—	—
Other costs	95	2,941	3,890	—

	7,225	25,435	38,876	—

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	791	673	26	—
Systems conversion and integration/customer communications	644	987	1,297	—
Other costs	927	211	114	—

	2,362	1,871	1,437	—

Foxborough Savings Bank Merger Charges
Personnel costs	1	1	611	—
Systems conversion and integration/customer communications	—	—	1,274	1
Other costs	8	10	348	—

	9	11	2,233	1

CCBT Financial Companies, Inc. Merger Charges
Personnel costs	5	(219)	1,795	—
Systems conversion and integration/customer communications	—	12	2,720	—
Other costs	528	36	1,324	—

	533	(171)	5,839	—

Other Costs
American Financial Holdings, Inc. Merger Charges	415	117	400	5,358
First & Ocean Bancorp Merger Charges	19	1	1,342	458
Warren Bancorp, Inc. Merger Charges	—	—	29	2,424
Reverse auto lease reserves (Banknorth-Vermont)	—	—	(570)	(615)
Bancorp Connecticut merger charges	—	—	49	363
Ipswich Bankshares merger charges	—	—	—	143
Andover Bancorp, Inc. / MetroWest Bank merger charges	—	—	—	12
Branch Closings	—	—	—	(40)
Other costs	27	—	—	—

	461	118	1,250	8,103

Total merger and consolidation costs	$15,415	$27,264	$49,635	$8,104

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Merger and Consolidation Costs — (Continued)

Merger-related personnel costs on business combinations accounted for under the purchase method of accounting includes the costs of maintaining duplicate employees at the acquired bank during the systems integration period and related employee benefits and outplacement services. For business combinations accounted for under the purchase method of accounting, severance costs are accrued at merger date (and are included in the determination of goodwill) for those employees identified to be released at the time of closing.

The following table presents the approximate number of employees that were released at each of the banking acquisitions in 2005, 2004 and 2003.

Number of
Released
Acquisition	Employees

BostonFed Bancorp, Inc	250
CCBT Financial Companies, Inc.	155
Foxborough Savings Bank	25
First & Ocean Bancorp	60
American Financial Holdings, Inc.	330
Warren Bancorp, Inc.	85
Bancorp Connecticut, Inc.	90
Ipswich Bancshares, Inc.	60

Systems conversions and integration costs and customer communications costs are recorded as incurred and are associated with the costs of converting the accounts, records and data processing equipment of the acquired companies to the systems maintained by us, as well as the costs of required notices to customers of the acquired bank concerning the acquisition and conversion of their accounts to our systems.

Other costs include asset write-downs/facility costs relating primarily to facility closings. These costs represent lease termination costs and impairment of assets for redundant office space, closed branches and equipment to be disposed of or abandoned.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Merger and Consolidation Costs — (Continued)

The following table presents activity in the accrual account for merger and consolidation costs during the periods indicated.

		Purchase			Non-cash
	Predecessor	Accounting	Merger and		Write Downs	Predecessor
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	12/31/03	at Acquisition	Costs	Payments	Adjustments	12/31/04

The Toronto-Dominion Bank Merger	$—	$623	$38,879	$(39,070)	$—	$432
BostonFed Bancorp, Inc. Merger	—	—	1,436	(1,436)	—	—
Foxborough Savings Bank Merger	—	1,196	2,232	(2,880)	(87)	461
CCBT Financial Companies, Inc. Merger	—	10,407	5,837	(13,908)	(370)	1,966
First & Ocean Bancorp Merger	250	1,715	1,342	(3,101)	—	206
American Financial Holdings, Inc. Merger	266	—	400	(400)	(266)	—
Warren Bancorp, Inc. Merger	27	—	29	(29)	(27)	—
Bancorp Connecticut, Inc. Merger	466	—	50	(516)	—	—
Andover / MetroWest Merger	84	—	—	(6)	—	78
Other merger and consolidation costs	4	—	(570)	(2)	568	—

Total	$1,097	$13,941	$49,635	$(61,348)	$(182)	$3,143

		Purchase			Non-cash
	Predecessor	Accounting	Merger and		Write Downs	Predecessor
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	12/31/04	at Acquisition	Costs	Payments	Adjustments	2/28/05

The Toronto-Dominion Bank Merger	$432	$—	$25,435	$(2,976)	$—	$22,891
BostonFed Bancorp, Inc. Merger	—	25,764	1,871	(18,855)	27	8,807
Foxborough Savings Bank Merger	461	—	11	(14)	—	458
CCBT Financial Companies, Inc. Merger	1,966	—	(171)	(124)	—	1,671
First & Ocean Bancorp Merger	206	—	1	(3)	—	204
American Financial Holdings, Inc. Merger	—	—	117	(117)	—	—
Andover / MetroWest Mergers	78	—	—	—	(78)	—

Total	$3,143	$25,764	$27,264	$(22,089)	$(51)	$34,031

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Purchase			Non-cash
	Successor	Accounting	Merger and		Write Downs	Successor
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	3/1/05	at Acquisition	Costs	Payments	Adjustments	12/31/05

Hudson United Bancorp	$—	$—	$4,825	$(4,825)	$—	$—
The Toronto-Dominion Bank Merger	22,891	—	7,225	(27,368)	(2,289)	459
BostonFed Bancorp, Inc. Merger	8,807	—	2,362	(7,005)	(2,229)	1,935
Foxborough Savings Bank Merger	458	—	9	(10)	(457)	—
CCBT Financial Companies, Inc. Merger	1,671	—	533	(798)	(1,406)	—
First & Ocean Bancorp Merger	204	—	19	(19)	(204)	—
American Financial Holdings, Inc. Merger	—	—	415	(415)	—	—
Other merger and consolidation costs	—	—	27	(55)	28	—

Total	$34,031	$—	$15,415	$(40,495)	$(6,557)	$2,394

12.	Deposits

Certificates of deposits of $100,000 or more amounted to $1,623,476 and $1,129,360 at December 31, 2005 and 2004, respectively.

The following table presents the aggregate maturities of certificates of deposits and broker deposits at the date indicated.

December 31, 2005
In thousands

2006	$3,960,822
2007	785,366
2008	122,906
2009	225,126
2010	61,187
thereafter	40,663

$5,196,070

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Short-term Borrowings

The following table presents a summary of short-term borrowings at and for the periods indicated.

	Successor		Predecessor		Predecessor
	December 31, 2005		December 31, 2004		December 31, 2003
	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Securities sold under agreements to repurchase — retail	$1,668,139	3.43%	$1,165,905	1.29%	$1,086,900	0.59%
Securities sold under agreements to repurchase — wholesale	—	—	—	—	814,650	0.52%
Federal funds purchased	1,563,000	4.20%	618,000	2.22%	358,000	0.94%
Treasury, tax and loan notes	54,401	3.95%	375,347	2.16%	77,397	0.69%
Federal Home Loan Bank advances	400,000	4.19%	1,570,000	2.25%	—	—

Total Short-term borrowings	$3,685,540		$3,729,252		$2,336,947

Average for the year
Securities sold under agreements to repurchase — retail	$1,304,176	2.62%	$1,052,606	0.99%	$1,059,077	0.90%
Securities sold under agreements to repurchase — wholesale	28,308	2.51%	948,711	1.07%	295,618	0.60%
Federal funds purchased	1,115,318	3.33%	609,218	1.44%	264,062	1.20%
Treasury, tax and loan notes	141,655	2.81%	143,529	1.74%	10,207	1.07%
Federal Home Loan Bank advances	1,127,593	2.99%	225,985	1.92%	—	—
Maximum month-end balance
Securities sold under agreements to repurchase — retail	$1,668,139		$1,235,798		$1,167,325
Securities sold under agreements to repurchase — wholesale	—		1,764,729		814,650
Federal funds purchased	1,563,000		947,000		655,000
Treasury, tax and loan notes	790,401		1,196,423		89,287
Federal Home Loan Bank advances	1,975,450		1,570,000		—

Retail securities sold under repurchase agreements generally have maturities of 365 days or less and are collateralized by mortgage-backed securities and U.S. Government obligations.

At December 31, 2005, we also had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. TD Banknorth did not utilize the line of credit in 2005.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Long-term Debt

The following table presents a summary of long-term debt (debt with original maturities of more than one year) at the dates indicated.

	Successor	Predecessor
	December 31, 2005	December 31, 2004

Federal Home Loan Bank advances	$151,609	$428,825
Securities sold under agreements to repurchase — wholesale	—	1,100,000
Securities sold under agreements to repurchase — retail	107,952	68,571
Junior subordinated debentures issued to affiliated trusts	366,237	311,629
Subordinated long-term debt, due 2011	225,188	200,000
Subordinated long-term debt, due 2022	232,158	—
Senior notes 3.75%, due 2008	148,914	149,810
Hedge-related basis adjustments on long-term debt	—	(4,420)
Other long-term debt	6,372	7,038

Total	$1,238,430	$2,261,453

The following table presents the maturities of long-term debt outstanding at the dates indicated.

Successor			Predecessor
December 31, 2005			December 31, 2004
Maturity	Principal		Maturity	Principal
Dates	Amounts	Interest Rates	Dates	Amounts	Interest Rates

2006	$147,262	3.08 − 6.39%	2005	$696,795	1.20 − 7.45%
2007	17,355	3.25 − 8.04%	2006	774,859	2.77 − 6.39%
2008	165,175	3.75 − 6.42%	2007	8,416	3.25 − 8.04%
2009	8,451	6.97 − 6.97%	2008	157,670	3.75 − 6.42%
2010	47,610	4.70 − 5.41%	2009	2,579	5.13 − 6.97%
2011 − 2032	852,577	3.23 − 11.30%	2010 − 2032	621,134	1.00 − 10.52%

	$1,238,430			$2,261,453

Borrowings from the Federal Home Loan Bank, which consist of both fixed and adjustable rate borrowings ranging from 3.23% to 8.14% at December 31, 2005, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

Long-term wholesale securities sold under repurchase agreements were collateralized by mortgage-backed securities and U.S. Government obligations. Wholesale securities sold under repurchase agreements were repaid as part of the deleveraging program in 2005.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Long-term Debt — (Continued)

The following table presents a summary of the junior subordinated debentures outstanding at December 31, 2005.

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity
Name	Date	Securities	Securities	Debentures (1)	Rate	Date

Peoples Heritage Capital Trust I	1/31/1997	$63,775	$3,093	$66,868	9.06%	2/1/2027
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	7.82%	7/31/2031
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030

		$332,275	$11,461	343,736

Unamortized fair value adjustment				22,501

				$366,237

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

There were issuance costs associated with the issuance of the capital trust securities. The average cost of the securities, including the amortization of the issuance costs, was 5.86%, 8.53% and 8.61% for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, trust preferred securities amounted to 17.3% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2007, we currently are in compliance with the stricter quantitative and qualitative standards.

Other long-term debt includes the net obligation under a capital lease of $5.8 million at December 31, 2005. Although the gross obligations under our capital lease obligation is $21.1 million, we provided funding for the construction of the leased asset. Accordingly, the loan balance of $15.3 million has been netted against the capital lease obligation.

15.	Regulatory Matters

TD Banknorth, NA must maintain noninterest-bearing cash balances on reserve with the Federal Reserve Bank (“FRB”). During the years ended December 31, 2005 and 2004, the average required reserve balances were $112.8 million and $99.4 million, respectively.

Banking regulators adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios.) Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Regulatory Matters — (Continued)

unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2005 and 2004, each of TD Banknorth and TD Banknorth, NA was “well-capitalized,” as defined, and in compliance with all applicable regulatory capital requirements. There are no conditions or events since December 31, 2005 that management believes would cause a change in our well-capitalized status.

The following table summarizes TD Banknorth’s and TD Banknorth, NA’s regulatory capital requirements at the dates indicated.

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
TD Banknorth Inc. — Successor
Total capital (to risk-weighted assets)	$2,606,274	11.73%	$1,777,440	8.00%	$828,834	3.73%
Tier 1 capital (to risk-weighted assets)	1,917,905	8.63%	888,720	4.00%	1,029,185	4.63%
Tier 1 leverage capital ratio (to average assets)	1,917,905	7.07%	1,084,901	4.00%	833,004	3.07%
TD Banknorth, NA
Total capital (to risk-weighted assets)	2,563,539	11.56%	1,773,987	8.00%	789,552	3.56%
Tier 1 capital (to risk-weighted assets)	1,878,364	8.47%	886,994	4.00%	991,370	4.47%
Tier 1 leverage capital ratio (to average assets)	1,878,364	6.94%	1,082,490	4.00%	795,874	2.94%
December 31, 2004
Banknorth Group, Inc. — Predecessor
Total capital (to risk-weighted assets)	$2,510,570	12.13%	$1,655,428	8.00%	$855,142	4.13%
Tier 1 capital (to risk-weighted assets)	2,060,335	9.96%	827,714	4.00%	1,232,621	5.96%
Tier 1 leverage capital ratio (to average assets)	2,060,335	7.58%	1,087,190	4.00%	973,145	3.58%
Banknorth, NA
Total capital (to risk-weighted assets)	2,387,678	11.57%	1,650,894	8.00%	736,784	3.57%
Tier 1 capital (to risk-weighted assets)	1,941,151	9.41%	825,447	4.00%	1,115,704	5.41%
Tier 1 leverage capital ratio (to average assets)	1,941,151	7.16%	1,084,507	4.00%	856,644	3.16%

16.	Shareholders’ Equity

At December 31, 2005, our authorized capitalization consisted of 400 million shares of common stock, one share of Class B common stock and 5 million shares of preferred stock. At the same date, 188.4 million shares of common stock and one share of Class B common stock were issued and outstanding and no shares of preferred stock were outstanding. The one share of Class B common stock is, and may only be, held by The Toronto-Dominion Bank or one of its affiliates, and may not be transferred to any other person. The purpose of the Class B Common Stock generally is to facilitate the exercise of The Toronto-Dominion Bank’s

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.  Shareholders’ Equity — (Continued)

rights as a majority holder of the outstanding common stock to obtain representation on the Board of Directors of TD Banknorth. The Class B Common Stock has no substantive rights apart from the right and sole power to vote for the election and removal of Class B directors and related rights.

In 2005 and 2004, we issued 6.2 million and 9.4 million of shares of common stock in connection with acquisitions, respectively. In March 2005, we repurchased 15.3 million shares at a total cost of $486.4 million, or an average cost of $31.79 per share. There were no shares repurchased and 4.5 million shares repurchased in 2004 and 2003, respectively.

In December 2005 and January 2006, our Board of Directors authorized a combined repurchase of up to 10.5 million shares of TD Banknorth common stock in the open market after completion of the acquisition of Hudson United Bancorp.

Dividend Limitations.

Dividends paid by TD Banknorth, NA are the primary source of funds available to us for payment of dividends to our shareholders. TD Banknorth, NA is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by TD Banknorth, NA to us. At December 31, 2005, TD Banknorth, NA had $73.4 million available for dividends that could be paid without prior regulatory approval.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Accumulated Other Comprehensive Income, Net

The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the periods indicated.

	Pre-tax
	Amount	Tax Effect	Net of Tax

For the Period March 1, 2005 to December 31, 2005 (Successor)
Change in unrealized (loss) on securities available for sale	$(66,622)	$23,293	$(43,329)
Change in unrealized (loss) on cash flow hedges	(27,461)	9,611	(17,850)
Reclassification adjustment for net losses realized in net income	41,751	(14,613)	27,138

Net change in unrealized (losses)	$(52,332)	$18,291	$(34,041)

For the Period January 1, 2005 to February 28, 2005 (Predecessor)
Change in unrealized (loss) on securities available for sale	$(42,769)	$14,975	$(27,794)
Change in unrealized (loss) on cash flow hedges	(7,851)	(48)	(7,899)
Reclassification adjustment for net losses realized in net income	46,834	(16,392)	30,442

Net change in unrealized (losses)	$(3,786)	$(1,465)	$(5,251)

For the Year Ended December 31, 2004 (Predecessor)
Change in unrealized (loss) on securities available for sale	$(18,826)	$6,589	$(12,237)
Change in unrealized (loss) on cash flow hedges	(1,929)	675	(1,254)
Change in minimum pension liability	(1,660)	581	(1,079)
Reclassification adjustment for net losses realized in net income	9,855	(3,449)	6,406

Net change in unrealized (losses)	$(12,560)	$4,396	$(8,164)

For the Year Ended December 31, 2003 (Predecessor)
Change in unrealized (loss) on securities available for sale	$(126,873)	$44,405	$(82,468)
Change in unrealized (loss) on cash flow hedges	(6,226)	2,179	(4,047)
Change in minimum pension liability	(687)	241	(446)
Reclassification adjustment for net (gains) realized in net income	(33,812)	11,834	(21,978)

Net change in unrealized (losses)	$(167,598)	$58,659	$(108,939)

18.	Earnings Per Share

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution and adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if the potential common shares were converted into common stock using the treasury stock method.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Earnings Per Share — (Continued)

The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following options to purchase shares. These options were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28,2005	December 31, 2004	December 31, 2003
(In actual shares)

Antidilutive effect of options outstanding	1,900,356	—	—	771,226

19.	Balance Sheet Deleveraging

In January 2006, we announced a balance sheet restructuring program to be implemented in connection with the pending acquisition of Hudson United Bancorp. The program consisted of the sale of $2.6 billion of mortgage-backed securities with the proceeds reinvested in shorter duration assets. The asset sales will reduce the interest rate risk inherent in these fixed-rate assets related to extension/prepayment risk. In the fourth quarter of 2005, we recorded an impairment loss of $45 million ($29.3 million after-tax) on the $2.6 billion of mortgage-backed securities to be sold in the first quarter of 2006.

Coincident with The Toronto-Dominion Bank transaction, we implemented a balance sheet deleveraging program under which $2.9 billion of investment securities were sold and the proceeds from these sales were used to prepay borrowings. In addition, single-family residential mortgage loans with a carrying value of $519 million were reclassified to Loans Held for Sale in February 2005 and were sold in May 2005, with the servicing being retained by TD Banknorth. These deleveraging transactions resulted in a $50.2 million pre-tax loss on sale of securities, a $7.1 million pre-tax loss to record the single-family residential mortgage loans at the lower of cost or market value and a $6.3 million pre-tax charge for prepayment penalties on borrowings.

In connection with the deleveraging program, we entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. These agreements were designed to synthetically convert variable rate loans to fixed-rate assets. The $2.2 billion swap agreements were terminated on December 21, 2005. The $21 million of unrealized loss, net of tax, at the time of termination recorded in accumulated other comprehensive income will be amortized into earnings over the remaining life of the original hedges of 8 years as a yield adjustment along with $11 million of related deferred taxes which will also be amortized into earnings based on the schedule of the hedged items.

In 2004, we implemented a balance sheet deleveraging program whereby $1.2 billion of securities were sold at a loss of $17.8 million. Proceeds from the sale of these securities were used to prepay $1.2 billion of borrowings which resulted in $61.5 million of prepayment penalties.

In 2003, we implemented a balance sheet deleveraging program whereby $901 million of securities were sold at a gain of $29.2 million. The proceeds from the sale of these securities were used to prepay $853 million of borrowings which resulted in $28.5 million of prepayment penalties.

20.	Derivative Instruments

In the ordinary course of business, we enter into derivative transactions to manage our interest rate and prepayment risk and to accommodate the business of our customers. We use various types of interest rate derivative contracts to protect against changes in the fair value of our fixed-rate assets and liabilities due to fluctuations in interest rates. We also use these contracts to protect against changes in the cash flows of our variable-rate assets and liabilities and anticipated transactions. In 2005 and 2004 gains (losses) of $110 and

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.  Derivative Instruments — (Continued)

$0, respectively, was excluded from the assessment of fair value and cash flow hedge effectiveness. We recognized net ineffective cash flow hedge gains (losses) of $(33) and $0 in 2005 and 2004, respectively, in the consolidated statements of income. At December 31, 2005 and 2004, there were no hedging positions where it was probable that forecasted transactions would not occur within the originally designated time period.

We recognize all derivatives on the balance sheet at fair value. On the date the derivative is entered into, we designate whether the derivative is part of a hedging relationship (cash flow or fair value hedge). We formally document relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking hedge transactions. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of hedged items.

The primary objective of our hedging strategies is to reduce net interest rate exposure arising from our asset and liability structure and mortgage banking activities. We use forward delivery contracts to reduce interest rate risk on residential mortgage loans held for sale (which are included in loans held for sale on our balance sheet) and rate-locked loans expected to be closed and held for sale (which are included in other assets on our balance sheet). Changes in fair value of the options are included in other noninterest income.

Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the related forecasted transaction affects earnings, generally within 60 to 90 days. For fair value hedges that are fully effective, the gain or loss on the hedge would exactly offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings. We discontinue hedge accounting when we determine that the derivative is no longer effective in offsetting changes in the hedged risk of the hedge item, because it is unlikely that the forecasted transaction will occur, or we determine that the designation of the derivative as a hedging instrument is no longer appropriate.

For cash flow hedges, gains and losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included consistently in the consolidated statements of income with the respective hedged item and in the same period the hedge item affects earnings. During the next 12 months, net after-tax gains of $4.1 million and net after-tax losses of $5.4 million on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into other noninterest income and interest income, respectively.

We offer commercial customers interest rate swap and cap products to enable these customers to synthetically fix the interest rate on variable interest rate loans. These pay variable, receive fixed interest rate swaps are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/dealer. Both of these swap products are marked to market and are included with other assets and other liabilities on our balance sheet at fair value. Changes in the fair value of the commercial interest rate swaps are included in net interest income.

We also have entered into interest rate swap agreements in order to synthetically convert certain fixed-rate debt to variable-rate debt tied to 1-month or 3-month LIBOR. These swaps are accounted for as fair value hedges and included with long-term debt on our balance sheet. Changes in the fair value of the swap agreements are included in net interest income.

Foreign exchange rate contracts are contracts and options that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, we generally set aside a percentage of their available line of credit until the foreign

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.  Derivative Instruments — (Continued)

currency contract is settled. Generally, we enter into foreign exchange rate contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts. All foreign exchange contracts outstanding at December 31, 2005 mature within two years. The foreign exchange rate contracts with customers and dealers are carried at fair value in other assets and other liabilities. The changes in the fair value of the foreign exchange rate contracts and the associated fees are included in other noninterest income.

21.	Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate loans, commitments to invest in real estate limited partnerships, standby letters of credit, recourse arrangements on serviced loans, forward commitments to sell loans, foreign currency forward contracts and commercial loan interest rate swaps. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of our involvement in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. We control the credit risk of our forward commitments to sell loans through credit approvals, limits and monitoring procedures.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

The following table summarizes our financial instruments with off-balance sheet risk at the dates indicated.

	Contract or Notional Amount
	Successor	Predecessor
	December 31, 2005	December 31, 2004

Financial instruments with notional or contract amounts which represent credit risk:
Commitments to originate loans, unused lines, standby letters of credit and unadvanced portions of construction loans	$8,525,071	$7,269,302
Commitments to invest in real estate limited partnerships	15,498	22,729
Commitments to invest in small business investments limited partnerships	28,865	17,137
Loans serviced with recourse	202,367	223,333
Financial instruments with notional or contract amounts which exceed the amount of credit risk:
Cross currency swap agreements	228,620	—
Commercial loan swap program:
Interest rate swaps with commercial borrowers	1,248,776	690,856
Interest rate swaps with dealers	1,248,776	690,856
Interest rate caps with commercial borrowers	21,980	—
Interest rate caps with dealers	21,980	—
Interest rate swaps on borrowings	—	566,500
Total return swap	26,425	—
Forward commitments to sell loans	42,531	83,016
Foreign currency rate contracts:
Forward contracts with customers	18,734	33,575
Forward contracts with dealers	18,734	33,747
Foreign exchange options to purchase	20,823	35,713
Foreign exchange options to sell	20,823	35,713
Rate-locked loan commitments	33,168	35,961

Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on a credit evaluation of the borrower. Loan origination and commitment fees are generally deferred and amortized as an adjustment of the related loan’s yield in interest income.

Standby letters of credit are conditional commitments issued by us to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Fees received for the standby letters of credit are included in other noninterest income.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

At December 31, 2005, we had $48.2 million of investments in tax advantaged limited partnerships primarily involved in approved low-income housing investment tax credit projects in our market area and commitments to invest up to an additional $15.5 million in such partnerships. At December 31, 2005, we had $40.6 million invested in small business limited partnerships which primarily provide seed money to businesses in our market area and commitments to invest up to an additional $28.9 million in such partnerships. Investments in both of the foregoing categories of assets are included under other assets. Income or losses related to the limited partnerships are included in other noninterest income.

Loans serviced with recourse represent potential obligations under certain loan servicing agreements. In the event of foreclosure on a serviced loan, we are obligated to repay the investor to the extent of the investor’s remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while we cannot project future losses, the fair value of this recourse obligation is deemed to be likewise insignificant.

Cross currency swap agreements represent an agreement with The Toronto-Dominion Bank to synthetically convert subordinated notes denominated in Canadian currency totaling $270 million, into $228.6 million U.S. dollars with a fixed rate of 5.05% for the initial 12-year period.

Commercial loan swaps enable customers to synthetically convert variable interest rate loans to fixed rate loans. These pay variable, receive fixed interest rate swaps on our books are offset by entering into simultaneous pay fixed, receive variable rate swaps with a third party broker/dealer. Both of these swap products are marked to market and carried on our balance sheet as assets and liabilities at fair value. Changes in the fair value of the commercial interest rate swaps (which largely offset) are included in net interest income.

Interest rate swap agreements on borrowings synthetically convert fixed-rate debt to variable-rate debt tied to 1-month or 3-month LIBOR. These swaps are accounted for as fair value hedges. Changes in the fair value of these swap agreements are included in net interest income.

The total return swap agreement represents a hedge on the changes in cash flow resulting from the volatility in The Toronto-Dominion Bank share price to be paid to certain employees under the 2005 Performance Based Restricted Share Unit Plan of TD Banknorth Inc. Changes in the fair value of the swap agreement are included in noninterest expense.

Forward commitments to sell residential mortgage loans are contracts which we enter into for the purpose of reducing the market risk associated with originating loans for sale. Risks may arise from the possible inability of us to originate loans to fulfill the contracts, in which case we would normally purchase loans from correspondent banks or in the open market to deliver against the contract. Gains and losses related to commitments to originate rate-locked loans are included in earnings with mortgage banking income.

Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, we generally set aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, we enter into forward foreign contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts. All foreign exchange contracts outstanding at December 31, 2005 mature within two years. The foreign currency forward contracts are carried on our balance sheet at fair value. The changes in the fair value of the foreign currency contracts and the associated fees are included in other noninterest income.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

Legal Proceedings

In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against us and our subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, we do not believe that the eventual outcome of pending litigation against TD Banknorth and its subsidiaries will have a material adverse effect on our consolidated financial position, liquidity or results of operations. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on our consolidated results of operations in any future reporting period.

Operating Lease Obligations

We lease certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $22.8 million, $22.2 million and $20.3 million for the years ended 2005, 2004 and 2003, respectively.

The following table sets forth the approximate future minimum lease payments over the remaining terms of the non-cancelable leases as of December 31, 2005.

2006	$27,459
2007	23,888
2008	20,474
2009	18,237
2010	12,020
2011 and after	37,764

$139,842

22.	Other Noninterest Income

The following table presents our other noninterest income during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Loan fee income	$26,907	$4,549	$26,453	$24,831
Covered call premiums	7,105	1,412	18,024	27,756
Mortgage banking services income	8,795	923	6,562	10,212
Venture capital income (write-downs)	191	(297)	(2,880)	(592)
Income on restricted stock	9,574	1,487	6,157	7,979
Miscellaneous income	14,437	1,030	6,657	7,099

Total	$67,009	$9,104	$60,973	$77,285

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.  Other Noninterest Income — (Continued)

The following table presents the significant components of mortgage banking income during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Residential mortgage sales/fee income
Gains on sales and fee income	$7,310	$460	$5,358	$9,577
Net effect of derivatives	(118)	159	10	107

	7,192	619	5,368	9,684
Residential mortgage servicing income	1,603	304	1,194	528

Total	$8,795	$923	$6,562	$10,212

23.	Stock-Based Compensation and Incentive Plans

Stock Options

Statement of Financial Accounting Standards SFAS No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the underlying stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock upon exercise of the stock option. We have elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The proforma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options my be granted or options may be cancelled in future years. The pro forma disclosures include the effects of all awards granted and the effects of the Employee Stock Purchase Plan. Had we determined cost based on the fair value at the grant date for our stock options and expense related to the employee stock purchase plan under

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Stock-Based Compensation and Incentive Plans — (Continued)

SFAS No. 123, our net income and earnings per share data would have been reduced to the pro forma amounts indicated in the following table.

	Successor	Predecessor
	3/1/05 -	1/1/05 -	Predecessor	Predecessor
	12/31/05	2/28/05	2004	2003

Net income, as reported	$263,530	$10,448	$304,643	$350,759
Less stock-based employee compensation expense determined under fair value based method, net of related tax effects:
Effect of accelerated vesting of stock options in connection with the TD transaction	—	(9,293)	—	—
All other	(3,099)	(2,159)	(16,089)	(12,723)

Proforma net income	$260,431	$(1,004)	$288,554	$338,036

Earnings per share
Basic — As reported	$1.51	$0.06	$1.78	$2.18
Proforma	$1.49	$(0.01)	$1.69	$2.10
Diluted — As reported	$1.51	$0.06	$1.75	$2.15
Proforma	$1.49	$(0.01)	$1.67	$2.08

As part of our employee and director compensation programs, we may grant certain stock awards under our equity compensation plans. At December 31, 2005 and 2004, we had stock options outstanding under various plans, including plans assumed in acquisitions. The plans provide for grants of options to purchase shares of common stock at the stock’s fair market value at the date of grant. In addition, the plans provide for grants of shares of common stock that are subject to forfeiture if certain vesting requirements are not met, among other stock-based awards.

We and our shareholders have adopted various stock option plans for key employees. These plans include a stock compensation plan adopted in 2003 and amended and restated in 2005 (the “2003 Equity Incentive Plan”) and a stock compensation plan adopted in 1996 and amended in 2001 (the “1996 Equity Incentive Plan”). The 2003 Equity Incentive Plan authorizes grants of options and other stock awards covering up to 12,000,000 shares of TD Banknorth common stock. The 1996 Equity Incentive Plan authorizes grants of options and other stock awards covering up to 13,000,000 shares of TD Banknorth common stock. Stock options are granted with an exercise price equal to the stock’s fair market value on the date of the grant and expire 10 years from the date of grant. At December 31, 2005, there were 4,534,676 additional shares available for grant under the 2003 Equity Incentive Plan and 194,543 additional shares available for grant under the 1996 Equity Incentive Plan.

We and our shareholders also have adopted a stock option plan for non-employee directors. The maximum number of shares of TD Banknorth common stock which could have been issued under this plan, as amended, was 1,060,000 shares, of which 904,250 shares had been issued upon exercise of stock options granted pursuant to this plan through December 31, 2004. Options to purchase 109,500 shares were granted in 2004 at an exercise price of $31.57 per share and options to purchase 112,500 shares were granted in 2003 at an exercise price of $23.37 per share. The director plan was discontinued at the end of 2004 in connection with the adoption of the amended and restated 2003 Equity Incentive Plan. Options to purchase 28,000 shares at an exercise price of $30.60 were granted to non-employee directors in 2005 from the 2003 Equity Incentive Plan.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Stock-Based Compensation and Incentive Plans — (Continued)

The following table presents the weighted average fair value and related assumptions using the Black Scholes option — pricing model for all stock options granted during the periods indicated. There were no stock options granted during the period January 1, 2005 to February 28, 2005.

	Successor	Predecessor	Predecessor
	March 1, to	Year Ended	Year Ended
	December 31, 2005	2004	2003

Weighted average fair value	$5.30	$8.47	$7.15
Expected dividend yield	2.56%	2.39%	2.65%
Risk-free interest rate	4.32%	3.52%	3.31%
Expected life	7.5 years	5.00 years	5.00 years
Volatility	14.11%	32.22%	32.22%

Stock option awards granted after March 1, 2005 were valued using expected volatility while stock option awards granted in periods prior to 2005 were valued used historical volatility. The 14.11% volatility was determined based on actual stock price volatility since March 15, 2005, a date shortly after The Toronto-Dominion Bank’s acquisition of a majority interest in us, and represents our best estimate of expected volatility over the expected life of the options. The 7.5-year life was determined based on historical exercise patterns and current expectations on stock price volatility.

Award authority under stock incentive plans of acquired companies is generally terminated at the merger closing dates. In stock acquisitions, option holders under such plans generally receive options to buy TD Banknorth common stock based on the conversion terms of the applicable merger agreement. The terms of such options are governed by the stock incentive plan of the acquired company under which they were issued.

The following table sets forth the activity for all stock option plans during the periods indicated.

			Predecessor
	Successor		January 1, 2005 to
	March 1, 2005 to		February 28,		Predecessor		Predecessor
	December 31, 2005		2005		2004		2003
		Weighted		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average	Number of	Average
(In actual shares)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	6,319,688	$24.37	9,080,456	$22.87	16,379,053	$21.23	12,488,419	$19.23
Granted	4,454,074	30.05	—	—	119,075	31.63	4,185,340	27.84
Granted in purchase acquisitions	—	—	—	—	329,403	21.24	2,402,938	13.92
Exercised	(415,596)	24.61	(2,730,249)	19.34	(7,483,628)	19.26	(2,441,520)	15.11
Cancelled and Forfeited	(129,438)	30.67	(30,519)	26.97	(263,447)	25.84	(256,124)	23.45

Outstanding at end of year	10,228,728	$26.75	6,319,688	$24.37	9,080,456	$22.87	16,379,053	$21.23

Options exercisable at year end	5,523,191	$24.38	2,541,378	$21.38	5,237,604	$20.29	8,947,350	$17.64

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Stock-Based Compensation and Incentive Plans — (Continued)

The following table set forth the range of per share exercise prices for outstanding and exercisable stock options at December 31, 2005.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Outstanding	Weighted Average
Exercise Prices	at 12/31/2005	Contractual Life	Exercise Price	at 12/31/2005	Exercise Price

up to $12.99	26,111	1.3 years	$10.63	26,111	$10.63
$13.00 — $16.24	235,351	3.9	14.18	235,351	14.18
$16.25 — $19.49	516,631	3.7	17.25	516,631	17.25
$19.50 — $22.74	711,052	5.1	20.92	561,052	21.08
$22.75 — $25.98	1,682,026	6.6	23.41	1,634,737	23.38
$25.99 — $29.23	4,948,838	8.5	28.49	2,431,914	28.13
$29.24 — $32.48	2,108,719	9.0	31.24	117,395	31.26

	10,228,728	7.7	26.75	5,523,191	24.38

Restricted Stock and Restricted Stock Units

The following table sets forth information regarding our grants of restricted stock and restricted stock units during 2005.

							2005
							Expense
Plan	Participants	Vesting	2005 Units/Shares Granted			Settlement	(In millions)

2003 Equity Incentive Plan	Qualified employees	3 years	1,363,663	Restricted stock units		Cash	$4.8
2005 Performance Based Restricted Share Unit Plan	Certain executives	3 years	514,958	Restricted stock units(1	)(2)	Cash	$7.5
2003 Equity Incentive Plan	Certain executives	2.75 years	145,920	Restricted stock units(1)		Cash	$0.3
2003 Equity Incentive Plan	Non-employee directors	Upon grant	28,000	Restricted stock		Stock	$0.9
2003 Equity Incentive Plan	Non-employee directors	Upon grant	4,690	Restricted stock		Stock	$0.1

(1)	Represents targeted units granted. Actual units will be awarded based on actual performance.

(2)	Award is based on The Toronto-Dominion Bank shares of common stock.

Effective March 1, 2005, we adopted the 2005 Performance Based Restricted Share Unit Plan for certain executives (“RSU Plan”). The RSU Plan provides for the grant of restricted stock units in The Toronto-Dominion Bank common shares. The cash amount payable in respect of the restricted stock units will be adjusted up or down, but not by more than 20%, to reflect the performance of TD Banknorth against an annual operating earnings per share growth target.

Under the 2003 Equity Incentive Plan, we may grant restricted stock units to our employees. It is determined at the grant date whether the restricted stock units will be settled in cash or TD Banknorth common stock.

We granted an aggregate of 28,000 shares of restricted stock to our non-employee directors under the 2003 Equity Incentive Plan in connection with The Toronto-Dominion Bank transaction. We recorded $857 thousand of merger related expense during the year ended December 31, 2005 due to this grant.

Pursuant to the 2003 Equity Incentive Plan and a predecessor plan, $10,000 of the annual fee payable to each non-employee Director of TD Banknorth and participating subsidiaries has been payable solely in shares of our common stock. Shares issued to non-employee directors totaled 4,690, 3,991 and 8,869 in 2005, 2004 and 2003, respectively.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Stock-Based Compensation and Incentive Plans — (Continued)

Employee Stock Purchase Plan

We and our shareholders have adopted an Employee Stock Purchase Plan that is available to employees with one year of service. Under the plan, shares of TD Banknorth common stock may be purchased at a discount to fair market value, subject to limitations set forth in the plan. Employees have the right to authorize payroll deductions up to 10% of their salary, subject to limitations set forth in the plan.

The following table presents the shares purchased, shares available, average price the shares were purchased and the proforma expense for the employee stock purchase plan during the periods indicated.

	Employee Stock Purchase Plan
	Shares	Shares	Average	Proforma
	Purchased	Available(1)	Price	Expense(2)

March 1, 2005 to December 31, 2005 (Successor)	136,204	872,047	$24.94	$589
January 1, 2005 to February 28, 2005 (Predecessor)	43,674	1,008,251	$26.55	$205
Year ended December 31, 2004 (Predecessor)	171,764	1,051,925	$27.28	$1,244
Year ended December 31, 2003 (Predecessor)	201,307	1,223,689	$20.67	$1,571

(1)	The maximum number of shares which may be issued under the Employee Stock Purchase Plan, as amended, is 2,852,000.

(2)	Proforma expense included in the SFAS No. 123 calculation.

Incentive Plans

We and our shareholders have adopted an Executive Incentive Plan under which TD Banknorth may pay cash awards to officers and other employees. Incentive payments may be short-term or long-term in nature and based on corporate performance as measured against performance targets. In December 2004, we paid $33.2 million of incentive awards pursuant to the change-in-control provision of the Executive Incentive Plan in anticipation of completion of the pending transaction between us and The Toronto-Dominion Bank, which was a change-in-control as defined in this plan.

We have adopted an Incentive Plan covering all full and part-time employees, other than executive officers. Incentives are earned based on corporate, department or individual performance as measured against targets set in connection with the annual budget. Each employee’s incentive potential is a fixed percentage of their base pay and, for a significant number of employees, can be modified up or down based on actual performance versus target.

24.	Retirement and Other Benefit Plans

Plan Descriptions.

We have a qualified non-contributory defined benefit pension plan that covers most employees. The benefits are based on years of service and the employee’s career average earnings. We have historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We expect to contribute approximately $29 million to our pension plans in 2006, none of which is required to satisfy minimum funding requirements. Discretionary contribution amounts may change upon our review of the final 2006 pension obligation and, as in prior years, is expected to be paid entirely in cash.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Retirement and Other Benefit Plans — (Continued)

In connection with acquisitions, we acquired two plans which are part of a multi-employer defined benefit plan. Assets and liabilities by participating employers are not segregated and, accordingly, disclosure of accumulated vested and nonvested benefits and the net assets available for benefits required under SFAS No. 87 and SFAS No. 132 is not possible. Contributions are based on individual employer experience. We made no contributions pursuant to these plans in 2005 and estimate that the 2006 contribution will be approximately $1.5 million.

In addition to the qualified plan, we have adopted supplemental retirement plans for certain key officers. These plans, which are unfunded and nonqualified, were designed to offset the impact of changes in the Internal Revenue Code that limit the benefits for highly-paid employees under qualified pension plans.

We sponsor limited post-retirement benefit programs which provide medical coverage and life insurance benefits to a closed group of employees and directors who meet minimum age and service requirements. We recognize costs related to post-retirement benefits under the accrual method, which recognizes costs over the employee’s period of active employment. The impact of adopting SFAS No. 106 is being amortized over a twenty-year period beginning January 1, 1993.

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”) we have determined that the benefits we provide are at least actuarially equivalent to Medicare Part D. The effects of the federal subsidy resulted in an actuarial gain which was fully recognized in the purchase accounting for The Toronto-Dominion Bank transaction.

Accounting for Pension Plans

We used a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, the discount rate for our retirement plans was set by reference to investment grade bond yields. The discount rate selection for 2005 was modified to adopt a more detailed cash flow modeling approach consistent with the intent of SFAS 87. Previously, Moodys AA yield for long-term corporate bonds was used to select a discount rate. In 2005, the Citigroup Pension Discount Curve and Liability Index was used for guidance. In developing the discount rate or rates used for the plans, each plan’s expected cash flows was applied to the interest rates provided in the Discount Curve as of December 31 to develop a single equivalent discount rate. As a consequence of the most recent annual review, the discount rate was reduced for all of our employee benefit plans from 5.75% as of December 31, 2004 to 5.50% as of December 31, 2005. Pension expense is also sensitive to changes in the discount rate. For example, adjusting the discount rate by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2006 expense for our qualified defined benefit plan by approximately $1.5 million.

Assumptions for long-term expected return on pension plan assets in our qualified retirement plan are periodically reviewed by us. Each year as part of the assumptions review, our independent consulting actuaries determine a range of reasonable expected investment returns for the pension plan as a whole, based on their analysis of expected future returns for each asset class weighted by the allocation of the assets in the plan. This forecast reflects the actuarial firm’s expected long-term rates of return for each significant asset class or economic indicator, for example, 9.7% for US large cap stocks, 6.1% for US long-term corporate bonds, and 2.8% inflation as of January 1, 2005. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. The expected rate of return on pension plan assets was 8.5% for 2005. Pension expense is sensitive to changes in the

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Retirement and Other Benefit Plans — (Continued)

expected return on assets. For example, adjusting the expected rate of return by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2006 expense for the qualified defined benefit plan by approximately $750 thousand.

As with the computations on pension expense, cash contribution requirements to the pension plan are sensitive to changes in the assumed discount rate and the assumed rate of return on plan assets. We have traditionally contributed the maximum tax-deductible amount to our pension plan each year.

The following tables set forth the funded status and amounts recognized in our Consolidated Balance Sheets at December 31, 2005 and 2004 for our pension plans (defined benefit and supplemental executive retirement plans) and other post-retirement benefit plans.

	Qualified Pension			Nonqualified Pension			Other Postretirement Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	March 1, to	January 1, to	Year	March 1, to	January 1, to	Year	March 1, to	January 1, to	Year
	December 31,	February 28,	Ended	December 31,	February 28,	Ended	December 31,	February 28,	Ended
	2005	2005	2004	2005	2005	2004	2005	2005	2004

Change in Benefit Obligation

Benefit obligation at beginning of year	$247,389	$239,324	$204,409	$32,262	$30,081	$26,264	$20,585	$25,633	$18,329

Service cost	12,021	2,369	12,326	742	106	576	133	37	195

Interest cost	11,503	2,253	12,639	1,830	305	1,736	939	214	1,463

Assumption changes	10,633	4,973	17,825	817	(93)	(70)	412	(1,156)	2,307

Plan amendment	—	—	—	—	—	957	—	—	—

Actuarial loss	—	190	1,867	—	457	3,369	—	(3,886)	(800)

Acquisitions	—	—	91	—	—	(1,343)	—	—	5,570

Benefits paid	(9,011)	(1,513)	(9,212)	(1,471)	(225)	(1,408)	(1,304)	(257)	(1,431)

Expenses paid	(475)	(207)	(621)	—	—	—	—	—	—

Liability related to the TD transaction	—	—	—	6,968	—	—	—	—	—

Liability for separate agreements	—	—	—	—	1,631	—	—	—	—

Benefit obligation at end of year	$272,060	$247,389	$239,324	$41,148	$32,262	$30,081	$20,765	$20,585	$25,633

Change in plan assets

Fair value of plan assets at beginning of year	$263,786	$263,931	$237,536	$—	$—	$—	$—	$—	$—

Actual return (loss) on plan assets	17,140	1,575	19,128	—	—	—	—	—	—

Employer contribution	27,600	—	17,100	1,471	225	1,408	1,304	257	1,431

Benefits paid	(9,011)	(1,513)	(9,212)	(1,471)	(225)	(1,408)	(1,304)	(257)	(1,431)

Expenses paid	(475)	(207)	(621)	—	—	—	—	—	—

Acquisitions	—	—	—	—	—	—	—	—	—

Fair value of plan assets at end of year	$299,040	$263,786	$263,931	$—	$—	$—	$—	$—	$—

Funded/unfunded status	$26,980	$16,398	$24,607	$(41,148)	$(32,262)	$(30,081)	$(20,765)	$(20,586)	$(25,633)

Unrecognized net actuarial (gain) loss	18,379	78,229	71,778	1,057	8,055	7,774	(4,543)	2,706	7,783

Unrecognized prior service cost	—	42	43	5,974	2,287	2,327	—	913	937

Unrecognized net transition obligation	—	(460)	(498)	—	108	110	—	3,227	3,292

Recognition due to TD transaction	—	(71,322)	—	—	(10,211)	—	—	(12,011)	—

Net amount recognized	$45,359	$22,887	$95,930	$(34,117)	$(32,023)	$(19,870)	$(25,308)	$(25,751)	$(13,621)

Amounts recognized in the statement of financial position consist of:

Prepaid (accrued) benefit cost	$45,359	$22,887	$95,930	$—	$—	$—	$(25,308)	$(25,751)	$(13,621)

Accrued benefit liability	—	—	—	(36,474)	(34,965)	(25,925)	—	—	—

Intangible asset	—	—	—	2,357	2,942	2,437	—	—	—

Accumulated other comprehensive income		—	—	—	—	3,618	—	—	—

Net amount recognized	$45,359	$22,887	$95,930	$(34,117)	$(32,023)	$(19,870)	$(25,308)	$(25,751)	$(13,621)

Accumulated benefit obligation	$257,953	$235,317	$223,488	$36,474	$34,965	$25,925

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Retirement and Other Benefit Plans — (Continued)

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2005	February 28, 2005	2004

Weighted-average assumptions used to determine benefit obligations at period end:
Discount rate	5.50%	5.75%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Medical inflation rate	7.00%	8.00%	8.00%
Weighted-average assumptions used to determine net periodic benefit cost during the period:
Discount rate	5.75%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Medical inflation rate	8.00%	8.00%	9.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	6.00%	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2007	2007	2007

Effect of one-percentage change in asumed health care cost trend rates:

	1% Increase	1% Increase	1% Increase

Effect on total service and interest cost components	$89,554	$89,554	$123,065
Effect on postretirement benefit obligation	1,492,447	1,948,614	1,948,614

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
	Pension	Pension	Benefits

2006	$9,015	$2,176	$1,852
2007	9,371	1,734	1,765
2008	9,928	4,397	1,693
2009	10,422	11,522	1,600
2010	10,906	2,861	1,541
2011 — 2015	65,756	14,855	7,537

	$115,398	$37,545	$15,988

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Retirement and Other Benefit Plans — (Continued)

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	2004	2003

Components of net periodic benefit cost:
Qualified Pension
Service cost	$12,022	$2,369	$12,326	$9,251
Interest cost	11,503	2,253	12,639	12,168
Expected (gain) on plan assets	(18,397)	(3,672)	(19,821)	(14,343)
Recognized actuarial loss	—	809	3,503	3,865
Net amortization and deferral	—	(38)	(251)	(251)
Other	—	—	91	—

Net periodic benefit cost	$5,128	$1,721	$8,487	$10,690

Nonqualified Pension
Service cost	$741	$106	$576	$311
Interest cost	1,830	305	1,736	1,580
Expected (gain) on plan assets	—	—	—	—
Recognized actuarial loss	—	84	413	124
Net amortization and deferral	994	41	248	183

Net periodic benefit cost	$3,565	$536	$2,973	$2,198

Other Postretirement Benefits
Service cost	$133	$37	$195	$123
Interest cost	939	214	1,463	1,155
Expected (gain) on plan assets	—	—	—	—
Recognized actuarial loss	(211)	36	344	310
Net amortization and deferral	—	89	532	532

Net periodic benefit cost	$861	$376	$2,534	$2,120

The following table presents the plan assets at December 31, 2005 and 2004 and respective target allocations.

	Successor	Predecessor
	December 31, 2005	December 31, 2004	Target
	Actual Percentage	Actual Percentage	Allocation
Asset category	of Fair Value	of Fair Value	Percentage

Cash	10%	1%	0 - 25%
Equities	51%	59%	40 - 75%
Fixed Income	39%	40%	25 - 60%

	100%	100%

Equity securities at December 31, 2005 and 2004 do not include any TD Banknorth common stock.

Our key investment objectives in managing our defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due (a) to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Retirement and Other Benefit Plans — (Continued)

present value of required corporate contributions, at the appropriate levels of risk, (b) to meet statutory requirements and regulatory agencies’ requirements (c) and to satisfy applicable accounting standards. We periodically evaluate the asset allocations, funded status, investment manager structure, rate of return assumption and contribution strategy for satisfaction of our investment objectives. The Retirement Committee meets quarterly to review the performance management reports prepared by our investment managers.

401 (k) Plan

We have 401(k) plans covering substantially all permanent employees. We match employee contributions based on a predetermined formula and may make additional discretionary contributions.

The following table sets forth the total expense for these plans during the periods indicated.

Employee 401(k) expense

March 1, 2005 to December 31, 2005 (Successor)	$8,461
January 1, 2005 to February 28, 2005 (Predecessor)	$1,873
Year ended December 31, 2004 (Predecessor)	$9,600

25.	Fair Value of Financial Instruments

We disclose fair value information about financial instruments for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in certain cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other banks.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of TD Banknorth. For certain assets and liabilities, the information required under SFAS No. 107 is supplemented with additional information relevant to an understanding of the fair value.

The following describes the methods and assumptions used by us in estimating the fair values of financial instruments and certain non-financial instruments.

Cash and cash equivalents, including cash and due from banks, short-term investments and federal funds sold.  For these cash and cash equivalents, which have maturities of 90 days or less, the carrying amounts reported in the balance sheet approximate fair values.

Securities and loans held for sale.  Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instrument being valued. Fair values are calculated based on the value of one unit without regard to premiums or discounts that might result from selling all of our holdings of a particular security in one transaction.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Fair Value of Financial Instruments — (Continued)

Loans and leases.  The fair values of portfolio loans and leases are estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality.

For certain variable-rate consumer loans, including home equity lines of credit the carrying value approximates fair value.

For nonperforming loans and certain loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated by discounting cash flows at a rate commensurate with the risk associated with those cash flows.

Commitments and letters of credit not included in the table have contractual values of $8.5 billion and $7.3 billion at December 31, 2005 and 2004, respectively. These instruments generate ongoing fees at our current pricing levels. Of the commitments at December 31, 2005, 32% mature within one year. At December 31, 2005, the approximate fair value of standby letters of credit was $653 thousand, of which $554 thousand was unamortized and included in other liabilities on the balance sheet. At December 31, 2004, the approximate fair value of the standby letters of credit was $377 thousand.

Mortgage Servicing Rights.  The fair value of our mortgage servicing rights was based on a third party valuation analysis (performed as of November 30, 2005) which considered the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions at that date.

Deposits.  The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on wholesale funding products of similar maturities.

The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”).

Borrowings, including federal funds purchased, securities sold under repurchase agreements, borrowings from the Federal Home Loan Bank and other borrowings.  The fair value of our long-term borrowings is estimated by discounting cash flows based on current rates available to us for similar types of borrowing arrangements taking into account any optionality. For short-term borrowings that mature or reprice in 90 days or less, carrying value approximates fair value.

Off-balance sheet financial instruments:

Forward commitments to sell loans held for sale.  The fair value of our forward commitments to sell loans reflects the amount we would receive or pay to terminate the commitment at the reporting date. Of the $42.5 million of forward sales commitments at December 31, 2005, we had $31.4 million in loans available to sell at that date as well as sufficient loan originations subsequent to December 31, 2005 to fulfill the commitments. Consequently, we expect to meet all of our forward sales commitments.

Rate-lock commitments to originate loans held for sale.  The fair values on commitment to originate residential loans at an agreed upon rate (rate-locked) are based on the estimated gain or loss that would be recognized had the underlying loans been funded and sold on the reporting date (i.e., mark-to-market value).

Commercial loan interest rate swaps.  The estimated fair value of these derivative financial instruments is based on dealer quotes.

Loans sold or serviced with recourse.  Under certain of our loan servicing or sales arrangements, we had $202.4 million of recourse obligations at December 31, 2005. In the event of foreclosure on a sold or serviced

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Fair Value of Financial Instruments — (Continued)

loan, we are obligated to repay the buyer or investor to the extent of the remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while we cannot project future losses, the fair value of this recourse obligation also is deemed to be insignificant.

The following table presents a summary of the carrying values and estimated fair values of our significant financial instruments at the dates indicated.

	Successor		Predecessor
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$769,258	$769,258	$544,306	$544,306
Securities — available for sale	4,419,877	4,419,877	6,728,523	6,728,523
Securities — held to maturity	64,126	64,487	87,013	87,507
Loans held for sale	31,398	31,540	51,693	52,936
Loans and leases, net	19,896,697	19,782,443	18,349,842	18,510,642
Mortgage servicing rights	16,441	19,331	5,155	5,888
Liabilities:
Short term borrowings	3,685,540	3,685,540	3,729,252	3,729,252
Deposits (with no stated maturity)	15,076,578	15,076,578	14,742,635	14,742,635
Time deposits	5,196,070	5,198,169	4,484,946	4,474,769
Long term borrowings	1,238,430	1,238,176	2,261,453	2,326,937
Financial instruments with off-balance sheet notional amounts:
Asset and liability management positions:
Forward commitments to sell loans	(125)	(125)	(149)	(149)
Rate-lock commitments to originate loans held for sale	161	161	147	147
Interest rate contracts on borrowings	—	—	(4,420)	(4,420)
Cross currency swaps	5,246	5,246	—	—
Total return swap	552	552	—	—
Customer related positions:
Commercial loan interest rate swaps with borrower	3,503	3,503	17,836	17,836
Commercial loan interest rate swaps with broker	(3,503)	(3,503)	(17,836)	(17,836)
Foreign currency forward contracts with customers	17	17	3,307	3,307
Foreign currency forward contracts with dealers	(17)	(17)	(3,056)	(3,056)
Foreign exchange options to purchase	210	210	1,727	1,727
Foreign exchange options to sell	(210)	(210)	(1,727)	(1,727)

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Related Party Transactions

TD Banknorth and its affiliates participate in various transactions with The Toronto-Dominion Bank and its affiliates. Transactions involving our banking subsidiary, TD Banknorth, NA and its nonbanking affiliates (including TD Banknorth and The Toronto-Dominion Bank) are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth, NA as those prevailing at the time for similar non-affiliate transactions. Transactions between The Toronto-Dominion Bank and TD Banknorth and their respective affiliates have included interest rate swap agreements, foreign exchange activities, international services, cost reimbursements, referral fees and intercompany deposits and borrowings.

The following table sets forth the amounts due to and from The Toronto-Dominion Bank and off-balance sheet transactions with The Toronto-Dominion Bank at December 31, 2005.

December 31, 2005

Cash and due from banks	$1,694
Other assets:
Positive fair value marks on derivatives	8,090
Accounts receivable	1,396
Deferred tax asset	2,868
Deferred debt issuance costs	1,110
Interest-bearing deposits from The Toronto-Dominion Bank	15,013
Other liabilities:
Negative fair value marks on derivatives	2,856
Accumulated other comprehensive income	(8,865)
Off-balance sheet transactions (notional amounts):
Interest rate swaps	579,831
Total return swap	26,425
Foreign exchange forward contracts	39,557

The effect on pre-tax income of transactions with The Toronto-Dominion Bank was an increase of $21.9 million for the period March 1, 2005 to December 31, 2005. This increase was largely due to the income recorded on interest rate swap agreements which are accounted for as cash flow hedges.

TD Banknorth and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, BASEL II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. Monthly billings under this agreement averaged $0.9 million since March 2005.

In March 2005, we entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena became “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, we agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (each to be adjusted annually for inflation) each year in marketing and promoting the arena. The Toronto-Dominion Bank is a formal party to this agreement and has agreed to pay the owner 50% of each of the initial fee and annual fee. This future commitment has not been recorded on our balance sheet because it is being accounted for in a manner

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Related Party Transactions — (Continued)

consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

In September 2005, TD Banknorth, NA issued subordinated notes denominated in Canadian currency totaling $270 million (or approximately $229 million in U.S. dollars). TD Securities, a wholly-owned subsidiary of The Toronto-Dominion Bank, served as placement agent for the offering of the notes, receiving a fee of 0.45% of the aggregate principal amount. The notes were purchased by several unaffiliated institutional investors in Canada. The Canada Trust Company, another wholly-owned subsidiary of The Toronto-Dominion Bank, is the issuing and paying agent, note registrar and calculation agent for the notes.

27.	Condensed Financial Information — Parent Company Only

Set forth below are Condensed Financial Statements of TD Banknorth on a parent-only basis.

	Successor	Predecessor
	December 31, 2005	December 31, 2004

Balance Sheets
Assets:
Cash and due from banks	$80,832	$55,674
Interest bearing deposits with subsidiary bank	142,971	193,942
Securities available for sale	55,835	54,387
Investment in subsidiaries	6,803,758	3,361,786
Goodwill and other intangibles	—	618
Amounts receivable from subsidiaries	—	10,917
Other assets	24,399	25,295

Total assets	$7,107,795	$3,702,619

Liabilities and Shareholder’s Equity
Senior notes, net of hedge	$148,914	$148,330
Subordinated debentures supporting mandatory redeemable trust securities	404,462	349,854
Due to subsidiaries	166	—
Other liabilities	70,380	28,321
Shareholders’ equity	6,483,873	3,176,114

Total liabilities and shareholder’s equity	$7,107,795	$3,702,619

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.  Condensed Financial Information  —  Parent Company Only — (Continued)

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Statements of Income
Operating income:
Dividends from subsidiaries	$230,000	$298,549	$—	$193,950
Net gains (losses) on sales of securities	(28)	—	(6)	53
Other operating income	5,527	1,481	6,680	6,226

Total operating income	235,499	300,030	6,674	200,229

Operating expenses:
Interest on borrowings	24,767	6,063	32,716	31,266
Merger and consolidation costs	2,238	23,697	5,447	—
Change in unrealized gain on derivatives	(221)	—	—	—
Other operating expenses	27,153	819	5,104	3,944

Total operating expenses	53,937	30,579	43,267	35,210

Income before income taxes and equity in undistributed earnings of subsidiaries	181,562	269,451	(36,593)	165,019
Income tax benefit	(8,503)	(15,783)	(12,811)	(10,126)

Income before equity in undistributed earnings of subsidiaries	190,065	285,234	(23,782)	175,145
Equity in undistributed earnings of subsidiaries	73,465	(274,786)	328,425	175,614

Net income	$263,530	$10,448	$304,643	$350,759

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.  Condensed Financial Information  —  Parent Company Only — (Continued)

	Successor	Predecessor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004	December 31, 2003

Statements of Cash Flows
Cash flows from operating activities:
Net income	$263,530	$10,448	$304,643	$350,759
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Undistributed earnings of subsidiaries	(73,465)	274,786	(328,425)	(175,614)
Distribution of restricted stock units	1,910	—	365	694
Net amortization of premium and discounts	(7,651)	(115)	—	—
(Increase) decrease in amounts receivable from subsidiaries	188	10,728	(10,917)	83
Increase (decrease) in amounts payable to subsidiaries	166	—	(978)	978
Decrease (increase) in other assets	1,035	1,581	(8,380)	5,266
Increase (decrease) in other liabilities	37,993	11,856	19,164	(10,920)

Net cash provided by (used in) operating activities	223,706	309,284	(24,528)	171,246

Cash flows from investing activities:
Purchase of available for sale securities	—	(254)	—	(3,171)
Sales of available for sale securities	29	—	28	840
Securities impairment charge	53	—	—	—
Capital contribution to subsidiaries	—	—	—	(70,000)
Cash acquired in acquisition	—	11,109	1,518	36,022
Proceeds from sale of investment to subsidiary	—	—	6,150	—

Net cash (used in) provided by investing activities	82	10,855	7,696	(36,309)

Cash flows from financing activities:
Proceeds from sale of senior notes	—	—	—	148,693
Dividends paid to shareholders	(111,034)	(37,383)	(135,132)	(111,889)
Treasury stock acquired	(486,408)	—	—	(105,071)
Proceeds from stock issued in connection with employee benefit plans	27,094	37,991	148,596	47,983

Net cash (used in) provided by financing activities	(570,348)	608	13,464	(20,284)

Net (decrease) increase in cash due from banks	(346,560)	320,747	(3,368)	114,653
Cash and cash equivalents at beginning of year	570,363	249,616	252,984	138,331

Cash and cash equivalents at end of year	$223,803	$570,363	$249,616	$252,984

Supplemental disclosure information; Cash paid for interest	$29,504	$8,110	$32,666	$30,329

The parent-only Statements of Changes in Shareholders’ Equity are substantially similar to the Consolidated Statement of Changes in Shareholders’ Equity and therefore are not presented here.

We also hold an investment in a subsidiary, Northgroup Captive Insurance, Inc., which insures approximately $100,000 of the $1,000,000 retention on our existing directors’ and officers’ liability policy.

28.	Subsequent Events (unaudited)

On January 31, 2006, we completed the acquisition of Hudson United Bancorp (“Hudson”). Hudson had $8.8 billion of assets and $518 million of shareholders’ equity at the acquisition date. Under the terms of the merger agreement, each outstanding share of Hudson was converted into the right to receive cash or TD Banknorth common stock, in an amount equal to $42.42, based on the average closing price of the TD

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.  Subsequent Events (unaudited) — (Continued)

Banknorth common stock during a ten-trading day period ending on the fifth trading day prior to the closing date for the merger subject to proration because the total amount of cash consideration payable in the merger is fixed at $941.8 million, plus cash in lieu of any fractional share interest. Operational integration is expected to occur in the second quarter of 2006.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for Hudson at the date of acquisition. We expect that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in the period after the date of acquisition, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

	Hudson United Consolidated Balance Sheet at January 31, 2006
		Purchase
		Accounting
	Pre-Acquisition	Adjustments	Post-Acquisition
Assets:
Investments	$2,734,488	$(35,106)	$2,699,382
Loans and leases, net	5,219,485	(70,948)	5,148,537
Premises and equipment	79,393	42,039	121,432
Goodwill	83,653	1,386,665	1,470,318
Other intangibles assets	15,556	196,848	212,404
Other assets	638,378	(5,387)	632,991

Total assets acquired	$8,770,953	$1,514,111	$10,285,064

Deposits	6,892,112	5,570	6,897,682
Borrowings	1,282,405	29,270	1,311,675
Other Liabilities	78,098	90,339	168,437

Total liabilities assumed	8,252,615	125,179	8,377,794

Net assets acquired	$518,338	$1,388,932	$1,907,270

The cash portion of the transaction was financed through our sale of 29.6 million shares of TD Banknorth common stock to The Toronto-Dominion Bank at a price of $31.79 per share.

In January 2006, we announced a balance sheet restructuring program which is to be implemented in connection with the acquisition of Hudson. Under this restructuring $2.6 billion of mortgage-backed securities are to be sold and replaced with shorter duration investments with less extension/prepayment risk. Because of this decision, we recorded an impairment loss of $45 million ($29.3 million after-tax) on these securities in the fourth quarter of 2005. Also, an additional approximately $2.7 billion of securities acquired from Hudson were sold soon after the completion of the acquisition with the proceeds used to repay an equal amount of borrowings.

In December 2005 and January 2006, our Board of Directors authorized the repurchase of up to an aggregate of 10.5 million shares of TD Banknorth common stock in the open market after completion of the acquisition of Hudson.

In January 2006 we recorded a restructuring charge of $9.8 million ($6.8 million after-tax) as a result of a management restructuring implemented in connection with our acquisition of Hudson. These costs relate primarily to severance benefits pursuant to retention agreements.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	Selected Quarterly Data (unaudited)

			2005 (Successor)				Predecessor	2004 (Predecessor)
			Fourth	Third	Second	March 1, to	January 1, to	Fourth	Third	Second	First
			Quarter	Quarter	Quarter	March 31	February 28	Quarter	Quarter	Quarter	Quarter

Condensed Income Statement
Interest income			$363,917	$350,679	$342,447	$115,516	$228,132	$327,900	$323,678	$307,742	$291,529
Interest expense			120,477	101,682	89,819	27,563	63,348	83,783	85,701	79,096	75,043

Net interest income	(A	)	243,440	248,997	252,628	87,953	164,784	244,117	237,977	228,646	216,486
Provision for loan and lease losses			6,000	5,500	3,597	1,000	1,069	10,670	10,670	9,500	9,500

Net interest income after provision for loan and lease losses			237,440	243,497	249,031	86,953	163,715	233,447	227,307	219,146	206,986
Noninterest income(1)	(B	)	60,097	103,607	117,272	22,261	3,361	72,537	93,196	90,880	89,340
Noninterest expense, excluding merger and consolidation costs(2)	(C	)	210,700	210,566	214,965	68,735	123,182	229,073	168,595	159,691	158,105
Merger and consolidation costs	(D	)	4,957	1,163	5,368	3,927	27,264	38,286	5,603	4,134	1,614

Income before income taxes			81,880	135,375	145,970	36,552	16,630	38,625	146,305	146,201	136,607
Income tax expense			26,315	46,634	50,375	12,919	6,182	17,927	48,533	50,355	46,281

Net income(1)(2)			$55,565	$88,741	$95,595	$23,633	$10,448	$20,698	$97,772	$95,846	$90,326

Weighted average shares outstanding:
Basic			173,745	173,661	173,428	180,581	184,964	177,071	173,271	169,637	162,965
Diluted			174,427	174,398	174,261	181,505	186,747	179,953	176,756	173,109	166,657
Basic earnings per share			$0.32	$0.51	$0.55	$0.13	$0.06	$0.12	$0.56	$0.57	$0.55
Diluted earnings per share			$0.32	$0.51	$0.55	$0.13	$0.06	$0.12	$0.55	$0.55	$0.54
Financial Ratios
Return on average assets(1)(2)(3)			0.69%	1.11%	1.20%	0.86%	0.22%	0.29%	1.34%	1.35%	1.37%
Return on average equity(1)(2)(3)			3.42%	5.44%	5.98%	4.24%	1.91%	2.66%	13.34%	13.51%	12.73%
Net interest margin (fully-taxable equivalent)(3)			3.96%	4.09%	4.12%	4.19%	3.84%	3.87%	3.68%	3.66%	3.68%
Noninterest income as a percent of total income(4)			19.80%	29.38%	31.70%	20.20%	2.00%	22.91%	28.14%	28.44%	29.21%
Efficiency ratio(1)(2)(5)			71.05%	60.05%	59.57%	65.93%	89.47%	84.43%	52.60%	51.27%	52.23%

(1)	Noninterest income included net securities losses of $50.0 million and $17.8 million in the first quarter of 2005 and fourth quarter of 2004, respectively, and lower of cost or market adjustments of $7.5 million in the first quarter of 2005 relating to the reclassification of $521 million of residential loans from held in portfolio to held for sale. These items were incurred as part of balance sheet deleveraging programs implemented during these periods. Noninterest income also included a change in unrealized loss on derivatives of $8.2 million in March 2005.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million and $61.5 million in the period January 1, 2005 to February 28, 2005 and the fourth quarter of 2004 respectively, which were incurred as part of balance sheet deleveraging programs implemented during these periods.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income and noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expenses as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TD Banknorth Inc.:

We have audited the accompanying consolidated balance sheet of TD Banknorth Inc. and subsidiaries (“TD Banknorth”) as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of TD Banknorth’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of TD Banknorth Inc. for the years ended December 31, 2004 and 2003 were audited by other auditors whose report dated February 25, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TD Banknorth Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TD Banknorth’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TD Banknorth Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, that TD Banknorth Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD Banknorth Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TD Banknorth Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TD Banknorth Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TD Banknorth Inc. as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2005 of TD Banknorth Inc. and our report dated February 28, 2006 expressed an unqualified opinion thereon.

Boston, Massachusetts
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Banknorth Group, Inc.:

We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (“Banknorth”) as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Banknorth’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Boston, Massachusetts
February 25, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Management Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

Changes in Internal Controls Over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to “Election of Class A Directors,” “Class B Directors,” “Governance of TD Banknorth — Committees of the Board of Directors,” “Executive Officers who are not Directors,” “Beneficial Ownership of Capital Stock of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of TD Banknorth — Code of Conduct and Ethics” in our definitive proxy statement for the annual meeting of shareholders to be held in May 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to “Compensation of Executive Officers and Related Party Transactions” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.  Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Capital Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2005 with respect to shares of TD Banknorth common stock that may be issued under our existing equity compensation plans, which consist of the following plans: Amended and Restated 2003 Equity Incentive Plan, 1996 Equity Incentive Plan, as amended, and Amended and Restated Employee Stock Purchase Plan, all of which have been approved by our shareholders.

The table does not include information with respect to shares of TD Banknorth common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. Note 3 to the table sets forth the total number of shares of TD Banknorth common stock issuable upon the exercise of assumed options as of December 31, 2005 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be		Weighted Average Exercise		Under
	Issued Upon Exercise of		Price of Outstanding		Equity Compensation Plans
	Outstanding Options, Warrants		Options,		(Excluding Securities Reflected In
	and Rights		Warrants and Rights		Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	9,869,872	(1)	$27.10	(1)	5,844,766	(2)
Equity compensation plans not approved by security holders	—		—		—

	9,869,872	(3)	$27.10	(3)	5,844,766	(3)

(1)	Does not take into account purchase rights accruing under the Employee Stock Purchase Plan, which has a stockholder approved reserve of 2,852,000 shares. Under the Employee Stock purchase Plan, each eligible employee may purchase shares of TD Banknorth common stock at semi-annual intervals each year at a purchase price determined by the committee of our board of directors which administers the plan, which shall not be less than the lesser of (i) 85% of the fair market value of a share of TD Banknorth common stock on the first business day of the applicable semi-annual offering period or (ii) 85% of the fair market value of a share of TD Banknorth common stock on the last business day of such offering period. In no event may that amount of TD Banknorth common stock purchased by a participant in the Employee Stock Purchase Plan in a calendar year exceed $25,000, measured as of the time an option under the plan is granted.

(2)	Includes shares available for future issuance under the Employee Stock Purchase Plan. At December 31, 2005, an aggregate of 872,047 shares of TD Banknorth common stock were available for issuance under this plan.

(3)	The table does not include information for equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally established those plans. At December 31, 2005, a total of 358,856 shares of TD Banknorth common stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $17.34 per share. No additional options may be granted under any assumed plans.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to “Compensation of Executive Officers and Related Party Transactions — Indebtedness of Directors and Management and Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to “Relationship with Independent Public Accountants” in the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated balance sheets at December 31, 2005 and 2004

Consolidated statements of income for each of the years in the three-year period ended December 31, 2005

Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2005

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(a) (2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(a) (3) The following exhibits are included as part of this Form 10-K. Where applicable, references to TD Banknorth include its predecessor, Banknorth Group, Inc., and Peoples Heritage Financial Group, Inc., the name of Banknorth Group, Inc. prior to May 10, 2000.

Exhibit No.	Exhibit	Location

3(a)	Certificate of Incorporation of TD Banknorth	(1)
3(b)	Bylaws of TD Banknorth	(1)
4(a)	Specimen Common Stock certificate	(1)
4(b)	Amended and Restated Stockholders Agreement, dated as of August 25, 2004, by and among The Toronto-Dominion Bank, TD Banknorth and Banknorth Group, Inc.	(1)
4(c)	Instruments defining the rights of security holders, including indentures	(2)
10(a)	Employment Agreement, dated as of August 25, 2004, among TD Banknorth, The Toronto-Dominion Bank and William J. Ryan	(3)
10(b)	Employment Agreement, dated as of August 25, 2004, between TD Banknorth and Peter J. Verrill	(3)
10(c)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and David J. Ott	(3)
10(c)(2)	First Amendment to Retention Agreement, dated as of January 31, 2006, between TD Banknorth and David J. Ott	(4)
10(d)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Andrew W. Greene	(3)

Exhibit No.	Exhibit	Location

10(d)(2)	First Amendment to Retention Agreement, dated as of January 31, 2006, between TD Banknorth and Andrew W. Greene	(4)
10(e)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Wendy Suehrstedt	(3)
10(f)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Stephen J. Boyle	(3)
10(g)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and John W. Fridlington	(3)
10(h)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Carol L. Mitchell	(3)
10(i)	Retention Agreement, dated as of September 30, 2004, between TD Banknorth and Edward P. Schreiber	(5)
10(j)(1)	Amended and Restated Supplemental Retirement Agreement between TD Banknorth and William J. Ryan	(6)
10(j)(2)	First Amendment to Amended and Restated Supplemental Retirement Agreement between TD Banknorth and William J. Ryan	(5)
10(k)(1)	Amended and Restated Supplemental Retirement Agreement between TD Banknorth and Peter J. Verrill	(6)
10(k)(2)	First Amendment to Amended and Restated Supplemental Retirement Agreement between TD Banknorth and Peter J. Verrill	(5)
10(l)(1)	Supplemental Retirement Agreement between TD Banknorth and John W. Fridlington	(7)
10(l)(2)	First Amendment to Supplemental Retirement Agreement between TD Banknorth and John W. Fridlington	(8)
10(l)(3)	Second Amendment to Supplemental Retirement Agreement between TD Banknorth and John W. Fridlington	(6)
10(l)(4)	Third Amendment to Supplemental Retirement Agreement between TD Banknorth and John W. Fridlington	(5)
10(m)(1)	TD Banknorth Supplemental Retirement Plan (which covers each executive officer of TD Banknorth named in the Proxy Statement, other than Messrs. Ryan, Verrill and Fridlington)	(8)
10(m)(2)	First Amendment to the TD Banknorth Supplemental Retirement Plan	(5)
10(n)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees	(9)
10(o)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(10)
10(p)	Amended and Restated Employee Stock Purchase Plan	(11)
10(q)	Amended and Restated Restricted Stock Plan for Non-Employee Directors (This plan was superseded prospectively upon the approval of the Amended and Restated 2003 Equity Incentive Plan by the shareholders of TD Banknorth on May 24, 2005.)	(12)
10(r)	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (This plan was superseded prospectively upon the approval of the Amended and Restated 2003 Equity Incentive Plan by the shareholders of TD Banknorth on May 24, 2005.)	(6)
10(s)(1)	Amended and Restated 401(k) Plan, effective January 1, 2004	(6)
10(s)(2)	First Amendment to the Amended and Restated 401(k) Plan	(5)
10(s)(3)	Second Amendment to the Amended and Restated 401(k) Plan
10(s)(4)	Third Amendment to the Amended and Restated 401(k) Plan
10(s)(5)	Fourth Amendment to the Amended and Restated 401(k) Plan
10(t)(1)	1996 Equity Incentive Plan, as restated	(8)
10(t)(2)	Amendment No. 1 to the TD Banknorth 1996 Equity Incentive Plan	(13)

Exhibit No.	Exhibit	Location

10(t)(3)	Form of nonqualified stock option agreement under the 1996 Equity Incentive Plan	(13)
10(u)	Executive Incentive Plan	(8)
10(v)(1)	Amended and Restated 2003 Equity Incentive Plan	(14)
10(v)(2)	Form of nonqualified stock option agreement under the 2003 Equity Incentive Plan prior to it being amended and restated	(13)
10(v)(3)	Form of restricted stock unit award agreement — stock settlement under the 2003 Equity Incentive Plan prior to it being amended and restated	(13)
10(v)(4)	Form of restricted stock unit award agreement — cash settlement under the 2003 Equity Incentive Plan prior to it being amended and restated	(13)
10(v)(5)	Form of nonqualified stock option agreement under the Amended and Restated 2003 Equity Incentive Plan	(9)
10(v)(6)	Form of nonqualified stock option agreement for non-employee directors under the Amended and Restated 2003 Equity Incentive Plan	(9)
10(v)(7)	Form of restricted stock unit award agreement — stock settlement under the Amended and Restated 2003 Equity Incentive Plan	(9)
10(v)(8)	Form of restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan	(9)
10(v)(9)	Form of performance-based restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan for performance grants in 2005	(9)
10(v)(10)	Form of restricted stock agreement for non-employee directors under the Amended and Restated 2003 Equity Incentive Plan	(9)
10(v)(11)	Form of performance-based restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan for performance grants in 2006	(15)
10(w)(1)	2005 Performance Based Restricted Share Unit Plan of TD Banknorth, including the form of Participation Agreement between TD Banknorth and each of Messrs. Ryan, Verrill, Ott, Greene, Boyle and Fridlington and Ms. Mitchell and Ms. Suehrstedt	(16)
10(w)(2)	Form of Amended and Restated Participation Agreement under the 2005 Performance Based Restricted Share Unit Plan between TD Banknorth and each of Messrs. Ryan, Verrill, Ott, Greene, Boyle and Fridlington and Ms. Mitchell and Ms. Suehrstedt	(9)
10(w)(3)	First Amendment to Amended and Restated Participation Agreement under the TD Banknorth Inc. 2005 Performance Based Restricted Share Unit Plan, dated as of January 31, 2006, between TD Banknorth and Andrew W. Greene	(4)
10(w)(4)	First Amendment to Amended and Restated Participation Agreement under the TD Banknorth Inc. 2005 Performance Based Restricted Share Unit Plan, dated as of January 31, 2006, between TD Banknorth and David J. Ott	(4)
10(w)(5)	Performance target for 2006 and related table for the restricted stock units granted under the 2005 Performance Based Restricted Share Unit Plan	(15)
12	Calculation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of TD Banknorth Inc.
23(a)	Consent of Ernst & Young LLP
23(b)	Consent of KPMG LLP
31(a)	Certification of Chief Executive Officer under Rules 13a-14 and 15d-14
31(b)	Certification of Chief Financial Officer under Rules 13a-14 and 15d-14
32(a)	Certification of Chief Executive Officer Under 18 U.S.C. §1350
32(b)	Certification of Chief Financial Officer Under 18 U.S.C. §1350

(1)	Exhibit is incorporated by reference to the applicable exhibit to the Registration Statement on Form S-4/F-4 filed by TD Banknorth and The Toronto-Dominion Bank with the SEC (File Nos. 333-119517/119519).

(2)	TD Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of TD Banknorth and its subsidiaries on a consolidated basis. TD Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(3)	Exhibit is incorporated by reference to the Form 8-K report filed by Banknorth Group, Inc. on August 31, 2004 (SEC file No. 001-31251).

(4)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on February 1, 2006 (SEC file No. 000-51179).

(5)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 2004 (SEC file No. 001-31251).

(6)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 2003 (SEC file No. 001-31251).

(7)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 1995 (SEC file No. 001-31251).

(8)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 2002 (SEC file No. 001-31251).

(9)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on May 25, 2005 (SEC file No. 000-51179).

(10)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth Group, Inc. with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth Group, Inc. with the SEC on March 24, 1994.

(11)	Exhibit is incorporated by reference to the proxy statement dated March 22, 2002 filed by Banknorth Group, Inc. with the SEC (SEC file No. 001-31251).

(12)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth Group, Inc. for the year ended December 31, 1996 (SEC file No. 001-31251).

(13)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on March 23, 2005 (SEC file No. 000-51179).

(14)	Exhibit is incorporated by reference to Annex B to the proxy statement dated April 20, 2005 filed by TD Banknorth with the SEC (SEC file No. 000-51179).

(15)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on January 30, 2006 (SEC file No. 000-51179).

(16)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on March 7, 2005 (SEC file No. 000-51179).

TD Banknorth’s management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(v).

(c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from this report which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, TD Banknorth Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TD BANKNORTH INC.

By:	/s/ William J. Ryan
William J. Ryan
Chairman, President and Chief
Executive Officer

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ William E. Bennett William E. Bennett Director	Date: March 10, 2006

/s/ W. Edmund Clark W. Edmund Clark Director	Date: March 10, 2006

/s/ Robert G. Clarke Robert G. Clarke Director	Date: March 10, 2006

/s/ P. Kevin Condron P. Kevin Condron Director	Date: March 10, 2006

/s/ John Otis Drew John Otis Drew Director	Date: March 10, 2006

/s/ Brian Flynn Brian Flynn Director	Date: March 10, 2006

/s/ Colleen A. Khoury Colleen A. Khoury Director	Date: March 10, 2006

/s/ Dana S. Levenson Dana S. Levenson Director	Date: March 10, 2006

/s/ Steven T. Martin Steven T. Martin Director	Date: March 10, 2006

/s/ Bharat Masrani Bharat Masrani Director	Date: March 10, 2006

John M. Naughton Director	Date:

/s/ Malcolm W. Philbrook, Jr. Malcolm W. Philbrook, Jr. Director	Date: March 10, 2006

/s/ Angelo P. Pizzagali Angelo P. Pizzagali Director	Date: March 10, 2006

/s/ Wilbur J. Prezzano Wilbur J. Prezzano Director	Date: March 10, 2006

/s/ Irving E. Rogers, III Irving E. Rogers, III Director	Date: March 10, 2006

/s/ David A. Rosow David A. Rosow Director	Date: March 10, 2006

/s/ William J. Ryan William J. Ryan Chairman, President and Chief Executive Officer (principal executive officer)	Date: March 10, 2006

/s/ Curtis M. Scribner Curtis M. Scribner Director	Date: March 10, 2006

/s/ Gerry S. Weidema Gerry S. Weidema Director	Date: March 10, 2006

/s/ Stephen J. Boyle Stephen J. Boyle Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: March 10, 2006