Form 10-Q
period 2006-03-31
TD BANKNORTH INC.
filed 2006-05-10
CIK 1304994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock as of April 28, 2006 is:

Common stock, par value $.01 per share	228,024,714

(Class)	(Outstanding)
Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	Successor	Successor
	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$836,108	$758,751
Federal funds sold and other short-term investments	10,712	10,507
Securities purchased under agreements to resell	3,200,000	—
Securities available for sale, at market value	2,251,530	4,419,877
Securities held to maturity (fair value of $61,001 and $64,487 at March 31, 2006 and December 31, 2005, respectively)	60,026	64,126
Loans held for sale	25,233	31,398
Loans and leases:
Residential real estate mortgages	2,902,999	2,878,323
Commercial real estate mortgages	8,708,106	6,776,837
Commercial business loans and leases	6,365,259	4,278,048
Consumer loans and leases	7,269,035	6,186,519
Credit card receivables	375,113	—

Total loans and leases	25,620,512	20,119,727
Less: Allowance for loan and lease losses	276,342	223,030

Net loans and leases	25,344,170	19,896,697

Premises and equipment, net	460,021	331,912
Goodwill	6,015,756	4,547,604
Identifiable intangible assets	848,880	668,365
Bank-owned life insurance	767,043	572,847
Other assets	1,052,715	793,269

Total assets	$40,872,194	$32,095,353

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$4,368,767	$2,653,233
Money market and NOW accounts	9,898,522	7,819,812
Certificates of deposit	6,716,414	5,132,117
Brokered deposits	270,061	63,953
Noninterest-bearing deposits	5,616,850	4,603,533

Total deposits	26,870,614	20,272,648
Short-term borrowings	3,585,428	3,685,540
Long-term debt	1,645,096	1,238,430
Deferred tax liability on identifiable intangible assets	337,557	261,932
Other liabilities	273,276	152,930

Total liabilities	32,711,971	25,611,480

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 250,910,577 in 2006 and 188,426,630 in 2005)	2,509	1,884
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2006 and 2005)	—	—
Paid-in capital	8,740,326	6,833,677
Retained earnings	177,867	152,494
Unearned compensation	(756)	(1,131)
Treasury stock, at cost (22,960,060 shares in 2006 and 14,761,415 shares in 2005)	(715,009)	(469,010)
Accumulated other comprehensive loss	(44,714)	(34,041)

Total shareholders’ equity	8,160,223	6,483,873

Total liabilities and shareholders’ equity	$40,872,194	$32,095,353

     See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	February 28, 2005

Interest and dividend income:
Interest and fees on loans and leases	$378,698	$95,664	$176,949
Interest and dividends on securities	77,801	19,848	51,183

Total interest and dividend income	456,499	115,512	228,132

Interest expense:
Interest on deposits	106,682	14,750	30,694
Interest on borrowed funds	67,373	12,814	32,654

Total interest expense	174,055	27,564	63,348

Net interest income	282,444	87,948	164,784
Provision for loan and lease losses	6,900	1,000	1,069

Net interest income after provision for loan and lease losses	275,544	86,948	163,715

Noninterest income:
Deposit services	38,479	9,823	18,359
Insurance agency commissions	15,839	5,640	8,252
Merchant and electronic banking income, net	15,636	5,363	7,751
Wealth management services	11,348	3,545	6,959
Bank-owned life insurance	7,288	1,929	4,169
Investment planning services	5,142	1,874	2,815
Net securities losses	(90)	(3,928)	(46,548)
Loans held for sale — Lower of cost or market adjustment	—	—	(7,500)
Change in unrealized loss on derivatives	—	(8,175)	—
Other noninterest income	24,197	6,190	9,104

	117,839	22,261	3,361

Noninterest expense:
Compensation and employee benefits	125,210	32,891	67,977
Occupancy	24,296	6,490	11,411
Equipment	14,884	4,397	8,440
Data processing	15,233	3,800	7,233
Advertising and marketing	8,191	2,322	4,373
Amortization of identifiable intangible assets	37,666	9,934	1,561
Merger and restructuring costs	19,818	3,927	27,264
Prepayment penalties on borrowings	—	3	6,300
Other noninterest expense	31,738	8,899	15,887

	277,036	72,663	150,446

Income before income tax expense	116,347	36,546	16,630
Provision for income taxes	38,799	12,919	6,182

Income from continuing operations	77,548	23,627	10,448

Discontinued operations
Loss from discontinued operations	(2,599)	—	—
Income tax benefit	1,257	—	—

Loss from discontinued operations, net of tax	(1,342)	—	—

Net income	$76,206	$23,627	$10,448

Basic earnings per share:
Income from continuing operations	$0.37	$0.13	$0.06
Loss from discontinued operations, net of tax	(0.01)	—	—
Net income	$0.36	$0.13	$0.06

Diluted earnings per share:
Income from continuing operations	$0.37	$0.13	$0.06
Loss from discontinued operations, net of tax	(0.01)	—	—
Net income	$0.36	$0.13	$0.06

Weighted average shares outstanding:
Basic	209,690	180,581	184,964
Dilutive effect of stock options	754	924	1,783

Diluted	210,444	181,505	186,747

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2005 (Successor)	173,665	$1,884	$6,833,677	$152,494	($1,131)	($469,010)	($34,041)	$6,483,873
Net income	—	—	—	76,206	—	—	—	76,206
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(14,947)	(14,947)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	4,274	4,274

Comprehensive income								65,533
Common stock issued for acquisitions	32,859	329	965,065	—	—	—	—	965,394
Common stock issued to The Toronto-Dominion Bank for acquisitions	29,625	296	941,494	—	—	—	—	941,790
Treasury stock issued for employee benefit plans, including tax benefit of $0.4 million	301	—	(1,827)	—	—	9,471	—	7,644
Stock option compensation expense	—	—	1,917	—	—	—	—	1,917
Treasury stock purchased	(8,500)	—	—	—	—	(255,470)	—	(255,470)
Decrease in unearned compensation	—	—	—	—	375	—	—	375
Cash dividends declared ($0.22 per share)	—	—	—	(50,833)	—	—	—	(50,833)

Balances at March 31, 2006 (Successor)	227,950	$2,509	$8,740,326	$177,867	($756)	($715,009)	($44,714)	$8,160,223

Balances at December 31, 2004 (Predecessor)	179,298	$1,917	$1,763,572	$1,677,802	$—	($265,020)	($2,157)	$3,176,114
Net income	—	—	—	10,448	—	—	—	10,448
Change in unrealized gains on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	2,463	2,463
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income								5,197
Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825
Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368
Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	($201,141)	($7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	($2,256)	$—	$—	$6,836,115
Net income	—	—	—	23,627	—	—	—	23,627
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(26,902)	(26,902)
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(288)	(288)

Comprehensive income (loss)								(3,563)
Treasury stock issued for employee benefit plans, including tax benefit of $0.2 million	80	—	(445)	—	—	2,794	—	2,349
Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)

Balances at March 31, 2005 (Successor)	173,208	$1,884	$6,836,042	$23,627	($2,256)	($483,614)	($27,190)	$6,348,493

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	February 28, 2005
Cash flows from operating activities:
Net income	$76,206	$23,627	$10,448
Loss from discontinued operations, net of tax	(1,342)	—	—

Income from continuing operations	77,548	23,627	10,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,900	1,000	1,069
Depreciation of banking premises and equipment	14,451	4,034	7,807
Net amortization of premium and discounts	(1,710)	2,275	3,703
Amortization of intangible assets	37,666	9,934	1,561
Provision for deferred tax expense	4,800	4,200	2,000
Unearned compensation	375	—	—
Stock-based compensation expense	1,917	—	—
Net losses (gains) realized from sales of securities and loans	(17)	3,928	46,548
Lower of cost or market adjustment on loans held for sale	—	—	7,500
Prepayment penalties on borrowings	—	3	6,300
Net losses (gains) realized from sales of loans held for sale	—	(204)	(616)
Increase in cash surrender value of bank owned life insurance	(7,288)	(1,929)	(4,169)
Proceeds from sales of loans held for sale	84,953	40,171	72,258
Residential loans originated and purchased for sale	(78,591)	(43,251)	(58,800)
Net decrease (increase) in other assets	(66,019)	(155)	47,443
Net increase (decrease) in other liabilities	38,136	(31,982)	(26,510)

Net cash provided by operating activities	113,121	11,651	116,542

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,942,125	—	83,271
Proceeds from sales of securities as part of deleveraging program	2,528,541	374,488	2,461,701
Proceeds from maturities and principal repayments of securities available for sale	275,756	67,710	190,117
Purchases of securities available for sale	(899,363)	(325,436)	(969,979)
Purchase of securities under reverse repurchase agreements	(3,200,000)	—	—
Proceeds from maturities and principal repayments of securities held to maturity	4,100	2,084	4,670
Net (increase) decrease in loans and leases	(309,188)	1,921	(222,430)
Proceeds from sales of portfolio loans	925	—	—
Net (additions) decrease to premises and equipment	(21,128)	(1,875)	798
Proceeds from policy coverage on bank-owned life insurance	19	217	141
Cash used in business acquisitions	(941,874)	—	—
Cash acquired from acquisitions	238,562	—	130,685

Net cash provided by investing activities	618,475	119,109	1,678,974

Cash flows from financing activities:
Net (decrease) in deposits	(294,472)	(249,259)	(160,662)
Net (decrease) increase in short-term borrowings	(587,245)	790,621	2,102,739
Payments on short-term borrowings as part of deleveraging program	—	(374,491)	(1,461,701)
Proceeds from long-term debt	—	—	8,467
Payments for long-term debt	(412,401)	(16,939)	(474,664)
Payments for long-term debt as part of deleveraging program	—	—	(1,006,300)
Excess tax benefits from stock-based compensation	(448)	(211)	(16,049)
Treasury stock issued for employee benefit plans	7,644	2,349	71,368
Issuance of stock to The Toronto-Dominion Bank	941,790	—	—
Purchase of treasury stock	(255,470)	(486,408)	—
Cash dividends paid to shareholders	(50,833)	—	(37,383)

Net cash (used in) financing activities	(651,435)	(334,338)	(974,185)

Cash flows from discontinued operations
Operating activities	(2,599)	—	—

Net cash (used in) discontinued operations	(2,599)	—	—

Increase (decrease) in cash and cash equivalents	77,562	(203,578)	821,331
Cash and cash equivalents at beginning of period	769,258	747,637	(73,694)

Cash and cash equivalents at end of period	$846,820	$544,059	$747,637

In conjunction with the purchase acquisitions detailed in Note 3 to the unaudited Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$10,296,043	$32,462,141	$1,618,940
Fair value of liabilities assumed	8,388,774	25,626,026	1,422,658

Supplemental cash flow disclosures

Cash paid for interest	$157,569	$22,673	$68,238
Cash paid (received) for income taxes	11,172	(24,960)	(779)

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(In thousands, except per share data and as noted) (Unaudited)
Note 1 — Basis of Presentation
We, TD Banknorth Inc. (“TD Banknorth”), are a bank/financial holding company under the Bank Holding Company Act of 1956, as amended, which conducts business through TD Banknorth, National Association (“TD Banknorth, NA” or the “Bank”) and various nonbanking subsidiaries. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. The Toronto-Dominion Bank acquired a majority interest in us effective March 1, 2005. The purchase price and related purchase accounting adjustments have been recorded in the financial statements at and for the periods commencing March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of assets and liabilities at March 1, 2005 and for the “successor” periods beginning on March 1, 2005. Information for all dates and “predecessor” periods prior to the acquisition on March 1, 2005 is presented using the historical basis of accounting.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. We have not changed our significant accounting and reporting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” See Note 2 below. There have been no significant changes in the methods or assumptions used in the accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the unaudited consolidated financial statements have been included herein. The results of operations for the interim periods of 2006 presented herein are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.
Note 2 — Accounting Changes
The following is a discussion of new or proposed accounting pronouncements.
Accounting for Share-Based Payment Transactions
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We implemented SFAS No. 123(R) using the modified prospective method of transition. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. There were no grants of stock options during the three months ended March 31, 2006. Prior to January 1, 2006, we measured compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result of implementing SFAS No. 123(R), we recorded $1.9 million of additional compensation expense during the three months ended March 31, 2006. We calculated the common stock equivalents for purposes of diluted earnings per share using the transition method. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. See Note 5 for more information.
Accounting for Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”). FAS 156 was issued to simplify the accounting for servicing assets and servicing liabilities and reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to hedge risks associated with those servicing rights. FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The effective date of FAS 156 is for fiscal years beginning after September 15, 2006. Early adoption is permitted in the period if financial statements have not yet been issued. The implementation of FAS 156 is not expected to have a material impact on our financial condition or results of operations.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”). FAS 155 resolves issues addressed in FAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The effective date of FAS 155 is for fiscal years beginning after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year if financial statements have not yet been issued. Provisions of FAS 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The implementation of FAS 155 is not expected to have a material impact on our financial condition or results of operations.
Accounting Changes and Error Corrections
In June 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
Other-Than-Temporary Impairments of Certain Investments
On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP must be applied to reporting periods beginning after December 15, 2005. The implementation of this FSP did not have a material impact on our financial condition or results of operations.

Note 3 — Acquisitions
Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed by us since January 1, 2005. The acquisitions were accounted for as purchases and, as a result, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable			Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price

Hudson United Bancorp	1/31/2006	$8,771.0	$518.3	$1,465.4	$222.5	$941.8	32.9 (1)	$1,907.3
BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$138.2	$13.2	$0.3	6.2	$200.2

(1)	Shares issued does not include the 29.6 million shares of common stock sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Hudson.
The following table presents the estimated fair values of the assets acquired and liabilities assumed of Hudson United Bancorp (“Hudson”) at the date of acquisition. We expect that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed will be recorded in the periods after the date of acquisition, although such adjustments are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.

Assets:
Investments	$2,699,382
Loans and leases, net	5,154,478
Premises and equipment	121,794
Goodwill	1,465,405
Other intangible assets	222,466
Cash and due from banks	235,997
Bank-owned life insurance	156,476
Other assets	240,045

Total assets acquired	10,296,043

Liabilities:
Deposits	6,897,621
Borrowings	1,311,605
Other liabilities	179,548

Total liabilities assumed	8,388,774

Net assets acquired	$1,907,269

The following table presents pro forma results of operations for the quarter ended March 31, 2006 and the periods January 1, 2005 to February 28, 2005 and March 1, 2005 to March 31, 2005 as though the business combination had been completed as of January 1, 2006 and January 1, 2005, respectively.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	February 28, 2005
Net interest income	$309,169	$115,994	$220,725
Provision for loan and lease losses	8,900	2,500	4,069

Net interest income after provision for loan and lease losses	300,269	113,494	216,656
Noninterest income	126,925	32,501	24,672
Noninterest expense (1)	316,135	99,520	199,202

Income before income tax expense	111,059	46,475	42,126
Provision for income taxes	41,186	14,893	12,720

Income from continuing operations	69,873	31,582	29,406
Loss from discontinued operations, net of tax	(1,342)	—	—

Net income	$68,531	$31,582	$29,406

Basic earnings per share
Income from continuing operations	$0.31	$0.13	$0.12
Loss from discontinued operations, net of tax	$(0.01)	$0.00	$0.00
Net income	$0.30	$0.13	$0.12

Diluted earnings per share
Income from continuing operations	$0.31	$0.13	$0.12
Loss from discontinued operations, net of tax	$(0.01)	$0.00	$0.00
Net income	$0.30	$0.13	$0.12

(1)	Includes $9.0 million of merger costs recorded by Hudson in January 2006.
Note 4 — Discontinued Operations
As a result of the Hudson acquisition on January 31, 2006, we acquired a 100% interest in United Gasco LLC, a 50% interest in Minnesota Methane and a 100% interest in United Cogen Fuel LLC. The 50% interest in Minnesota Methane is held by a 100% owned subsidiary, UC Investments, Inc., which was established by Hudson solely for that purpose. United Gasco, LLC and UC Investments, Inc. and their subsidiaries are engaged in the extraction and conversion of landfill gas into electricity, which is sold to utilities. United Cogen Fuel LLC owns an alternative energy facility located in North Carolina. We have decided to divest our interests in these subsidiaries, and as a result reflect the businesses of these subsidiaries as discontinued operations. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these investments have been classified as “held for sale” and recorded at estimated fair value less costs to sell.
Gross revenues from these investments totaled $1.9 million and the net loss from discontinued operations amounted to $1.3 million for the period February 1, 2006 to March 31, 2006. At March 31, 2006, total assets and total liabilities of these investments amounted to $36.3 million and $19.6 million, respectively, and were recorded in other assets and other liabilities, respectively.
Note 5 — Stock Compensation Plans
General
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the modified prospective method of transition. As a result of implementing SFAS No. 123(R), we recorded $1.9 million of compensation expense covering stock options during the three months ended March 31, 2006. Including restricted stock and restricted stock units, total stock-based compensation expense recorded for the three months ended March 31, 2006 and 2005 was $7.5 million and $797 thousand, respectively. The total income tax benefit recognized was $2.9 million and $273 thousand for the three months ended March 31, 2006 and 2005. At March 31, 2006 there was $61.4 million of unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted average period of 2.3 years.

The following table provides pro forma net income and earnings per share for the three months ended March 31, 2005, during which the fair value based method was not used to account for stock-based compensation.

	Successor	Predecessor
	March 1, 2005 to	January 1, 2005 to
	March 31, 2005	February 28, 2005
Net Income, as reported	$23,627	$10,448
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	524	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Effect of accelerated vesting of stock options in connection with The Toronto-Dominion Bank transaction	—	(9,293)
Other	(670)	(2,159)

Pro forma net income	$23,481	($1,004)

Earnings per share
Basic — As reported	$0.13	$0.06
Pro forma	$0.13	$(0.01)

Diluted — As reported	$0.13	$0.06
Pro forma	$0.13	$(0.01)
Stock Options
We have adopted the 2003 Equity Incentive Plan and the 1996 Equity Incentive Plan which have been approved by our shareholders. The 2003 Equity Incentive Plan authorizes grants of options and other stock-based awards covering up to 12,000,000 shares of TD Banknorth common stock to our directors, officers and employees and superseded an outstanding stock option plan for non-employee directors. The 1996 Equity Incentive Plan, as amended, authorizes grants of options and other stock awards covering up to 13,000,000 shares of TD Banknorth common stock to our officers and eligible employees. At March 31, 2006, there were 4,332,070 additional shares available for grant under the 2003 Equity Incentive Plan and 230,168 additional shares available for grant under the 1996 Equity Incentive Plan. There were no stock options granted during the three months ended March 31, 2006 and during the period January 1, 2005 to February 28, 2005.
Our stock-based compensation plans provide for grants of options to purchase shares of common stock at the fair market value of the common stock at the date of grant and which expire ten years from the date of the grant. In addition, the plans provide for grants of shares of common stock that are subject to forfeiture if certain vesting requirements are not met, among other stock-based awards.
The following table presents the weighted average fair value and related assumptions using the Black Scholes option-pricing model for all stock options granted during the year ended December 31, 2005.

Successor
March 1, to
December 31, 2005
Weighted average fair value	$5.30
Expected dividend yield	2.56%
Risk-free interest rate	4.32%
Expected life	7.50 years
Volatility	14.11%
The following table summarizes all activity with respect to stock options granted under our plans during the three months ended March 31, 2006 and 2005.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value (000’s)
Outstanding at January 1, 2006	10,228,728	$26.75
Granted	—	—
Granted in acquisitions	259,270	19.78
Exercised	(211,481)	24.03
Cancelled and forfeited	(89,490)	30.02

Outstanding at March 31, 2006	10,187,027	$26.61	7.38 years	$27,962	(2)

Options exercisable at March 31, 2006	6,220,654	$24.91	6.31 years	$27,592	(2)

Outstanding at January 1, 2005	9,080,456	$22.87
Granted	—	—
Exercised (1)	(2,730,249)	19.34
Cancelled and forfeited	(30,519)	26.97

Outstanding at February 28, 2005	6,319,688	$24.37

Granted	2,141,149	31.24
Exercised	(88,230)	25.36
Cancelled and forfeited	(924)	28.59

Outstanding at March 31, 2005	8,371,683	$26.12	8.05 years	$42,762	(3)

Options exercisable at March 31, 2005	5,163,161	$24.13	6.85 years	$36,624	(3)

(1)	Increase in options exercised in advance of the transaction with The Toronto-Dominion Bank.
(2)	Based on the closing stock price on March 31, 2006 of $29.34.
(3)	Based on the closing stock price on March 31, 2005 of $31.22.
The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.3 million and $46.6 million, respectively. Cash received from option exercises during the three months ended March 31, 2006 and 2005 was $5.1 million and $55 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $448 thousand and $16.3 million for the three months ended March 31, 2006 and 2005. The tax benefit is reflected in financing activities in the Consolidated Statement of Cash Flows.
The following table summarizes the activity in our nonvested options during the three months ended March 31, 2006 and 2005.

		Weighted
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	4,705,537	$5.44
Granted	—	—
Vested	(653,295)	5.46
Forfeited	(85,869)	5.30

Nonvested at March 31, 2006	3,966,373	5.44

Nonvested as of January 1, 2005	3,842,852	$7.10
Granted	—	—
Vested	(37,450)	7.14
Forfeited	(27,092)	7.19

Nonvested at February 28, 2005	3,778,310	7.10

Granted	2,141,149	5.46
Vested (1)	(2,710,013)	7.19
Forfeited	(924)	5.95

Nonvested at March 31, 2005	3,208,522	5.93

(1)	Accelerated vesting of stock options in connection with the transaction with The Toronto-Dominion Bank.
Restricted Stock and Restricted Stock Units
Effective March 1, 2005, we adopted the 2005 Performance Based Restricted Share Unit Plan for certain executives. This plan provides for the grant of restricted stock units tied to the market value of a common share of The Toronto-Dominion Bank. The cash amount payable in respect of the restricted stock units will be adjusted up or down, but not by more than 20%, to reflect the performance of TD Banknorth against an annual operating earnings per share growth target.
Under the 2003 Equity Incentive Plan, we may grant restricted stock units to our directors, officers, and eligible employees. At the grant date we determine whether the restricted stock units will be settled in cash or TD Banknorth common stock and the applicable vesting period, which is generally at the end of three years.
The following table summarizes the activity in our nonvested restricted stock and restricted stock units awards during the three months ended March 31, 2006 and 2005.

		Weighted
	Restricted Stock	Average
	and Restricted	Grant-Date
Restricted Stock and Restricted Stock Units	Stock Units	Fair Value
Nonvested at January 1, 2006	1,336,510	$30.06
Granted	277,824	29.93
Vested	—	—
Forfeited	(54,039)	29.94

Nonvested at March 31, 2006	1,560,295	30.04

Exercisable at March 31, 2006	30,355	30.48

Outstanding at March 1, 2005	—	—
Granted	662,336	31.30
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2005	662,336	31.30

Exercisable at March 31, 2005	—	—

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan that is available to employees with one year of service, which has been approved by our shareholders. Under the plan, shares of TD Banknorth common stock may be purchased at a discount to fair market value, subject to limitations set forth in the plan. Effective January 1, 2006, the discount rate was decreased to 5% from 15%. Employees have the right to authorize payroll deductions up to 10% of their salary, subject to limitations set forth in the plan.
The following table summarizes the activity under our employee stock purchase plan during the periods indicated.

	Employee Stock Purchase Plan (1)
	Shares	Shares	Average
	Purchased	Available	Price	Expense

January 1, 2006 to March 31, 2006 (Successor)	30,943	841,104	$29.35	$45
March 1, 2005 to March 31, 2005 (Successor)	—	1,008,251	$—	$—	(2)
January 1, 2005 to February 28, 2005 (Predecessor)	43,674	1,008,251	$26.55	$205	(2)

(1)	The maximum number of shares which may be issued under the Employee Stock Purchase Plan, as amended, is 2,852,000.

(2)	Pro forma expense.
Note 6 — Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell consist of the purchase of a security with the commitment by us to resell the security to the original seller at a specified price. The difference between purchase price and the predetermined sales price on a resale agreement is recorded as interest income. Our policy is to take possession of the securities purchased. We pledge certain of these securities to collateralize repurchase agreements and other borrowings. At March 31, 2006, we had $3.2 billion of securities purchased under agreements to resell which mature in 2006 and 2007. There were no securities purchased under agreements to resell at December 31, 2005.
Note 7 — Securities Available for Sale
The following table presents the fair value of our investments with continuous unrealized losses for less than one year and more than one year at March 31, 2006.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U. S. Government obligations and obligations of U.S. Government agencies and corporations	4	$402,379	$2,295	—	$—	$—	4	$402,379	$2,295
Tax-exempt bonds and notes	72	40,689	598	56	25,069	486	128	65,758	1,084
Other bonds and notes	67	117,333	1,234	20	28,891	334	87	146,224	1,568
Mortgage-backed securities	562	1,077,173	31,757	315	189,728	5,703	877	1,266,901	37,460
Collateralized mortgage obligations	7	78,194	1,619	10	2,165	23	17	80,359	1,642
Equity securities	1	129	12	—	—	—	1	129	12

	713	$1,715,897	$37,515	401	$245,853	$6,546	1,114	$1,961,750	$44,061

The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates after the investment securities were purchased/acquired and not from deterioration in the creditworthiness of the issuers. For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear nominal credit risk. U.S. Government agencies securities are believed by management to have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities having a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities or collateralized mortgage obligations are either issued by government sponsored agencies or by private issuers with security ratings of at least AA.
At March 31, 2006, U.S. Government obligations and obligations of U.S. Government agencies and corporations included four securities which had unrealized losses; three of which were U.S. Treasury notes and one Government Agency. Market value declines were due to changes in interest rates since the date of purchase.
Note 8 — Goodwill and Other Intangible Assets
The following table summarizes activity in our goodwill and identifiable intangible asset accounts during the periods indicated and the estimated amortization expense of identifiable intangible assets during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles (1)	Intangibles
Balance, December 31, 2005	$4,547,604	$476,840	$191,525	$668,365
Recorded during the year	1,465,404	176,549	45,917	222,466
Amortization expense	—	(33,223)	(4,443)	(37,666)
Adjustment of purchase accounting estimates	2,748	—	(4,285)	(4,285)

Balance, March 31, 2006	$6,015,756	$620,166	$228,714	$848,880

Estimated Annual Amortization Expense:
Remaining 2006	—	$104,509	$14,009	$118,518
2007	—	110,029	17,950	127,979
2008	—	86,670	16,903	103,573
2009	—	70,220	16,273	86,493
2010	—	56,725	15,519	72,244
Thereafter	—	192,013	145,703	337,716

(1)	Other identifiable intangible assets include $2,357 related to the minimum pension liability that is not amortized.

The following table sets forth the components of our identifiable intangible assets at March 31, 2006.

	March 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$742,549	$122,383	$620,166
Other identifiable intangibles:
Loan relationship intangibles	133,534	6,277	127,257
Other identifiable intangibles	113,988	12,531	101,457

	247,522	18,808	228,714

Total	$990,071	$141,191	$848,880

Note 9 — Deposits
Certificates of deposits of $100,000 or more amounted to $2,267,130 and $1,623,476 at March 31, 2006 and December 31, 2005, respectively.
Note 10 — Short-term Borrowings
Short-term borrowings are all borrowings with an original maturity of one year or less. The following table sets forth our short-term borrowings at the dates indicated.

	March 31, 2006	December 31, 2005
Securities sold under agreements to repurchase — retail	$1,588,593	$1,668,139
Federal funds purchased	1,694,473	1,563,000
Treasury, tax and loan notes	2,362	54,401
Federal Home Loan Bank advances	300,000	400,000

	$3,585,428	$3,685,540

Note 11 — Long-term Debt
The following table sets forth our long-term debt (debt with original maturities of more than one year) at the dates indicated.

	March 31, 2006	December 31, 2005
Federal Home Loan Bank advances	$144,050	$151,609
Securities sold under agreements to repurchase — retail	119,320	107,952
Junior subordinated debentures issued to affiliated trusts	527,511	366,237
Subordinated debt due 2006	25,163	—
Subordinated debt due 2011	223,969	225,188
Subordinated debt due 2012	218,572	—
Subordinated debt due 2022	231,164	232,158
Senior notes 3.75%, due 2008	149,038	148,914
Other long-term debt	6,309	6,372

Total	$1,645,096	$1,238,430

Borrowings callable by the lender amounted to $90.0 million at March 31, 2006 and December 31, 2005.

Note 12 — Changes in Accumulated Other Comprehensive Income
The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Successor			Successor			Predecessor
	Three Months Ended			March 1, 2005 to			January 1, 2005 to
	March 31, 2006			March 31, 2005			February 28, 2005
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax	Amount	Effect	Tax
Change in:
Change in unrealized gain (loss) on securities available for sale	($23,085)	$8,080	($15,005)	($45,307)	$15,852	($29,455)	($42,769)	$14,975	($27,794)
Change in unrealized gain (loss) on cash flow hedges	2,869	(1,004)	1,865	(226)	79	(147)	(7,851)	(48)	(7,899)
Reclassification adjustment for losses (gains) realized in net income	3,796	(1,329)	2,467	3,711	(1,299)	2,412	46,834	(16,392)	30,442

Net change in unrealized gains (losses)	($16,420)	$5,747	($10,673)	($41,822)	$14,632	($27,190)	($3,786)	($1,465)	($5,251)

Note 13 — Allowance for Loan and Lease Losses
In connection with our acquisition of Hudson on January 31, 2006, we acquired commercial business loans for which there was, at acquisition, deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These acquired loans are not accounted for using the income recognition model because the timing of cash flows expected to be collected cannot be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income is recognized on the cost recovery method in connection with these loans.
The following table summarizes acquired impaired loans at March 31, 2006.

	Impaired loans associated with:
	The Toronto-
	Dominion Bank	Hudson
	Transaction	Acquisition	Total

Contractually required principal payments receivable at acquisition	$84,078	$14,526	$98,604
Cash flows expected to be collected at acquisition	42,925	11,897	54,822
Basis in acquired loans at acquisition	42,925	11,897	54,822
Carrying value of loans at March 31, 2006	7,826	8,422	16,248
In connection with The Toronto-Dominion Bank’s acquisition of us on March 1, 2005, $21.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of the impaired loans.
Note 14 — Balance Sheet Restructuring and Deleveraging
In the quarter ended March 31, 2006, we implemented a balance sheet restructuring program in connection with the acquisition of Hudson. The program consisted of the sale of $2.5 billion of fixed-rate mortgage-backed securities from the available for sale portfolio with the proceeds reinvested in shorter duration assets, primarily securities purchased under agreements to resell. The asset sales will reduce the interest rate risk inherent in these fixed-rate assets related to extension/prepayment risk. In the fourth quarter of 2005, we recorded an impairment loss of $45 million ($29.3 million after-tax) on the $2.5 billion of mortgage-backed securities sold in the first quarter of 2006. In addition, during the quarter ended March 31, 2006, we sold $2.5 billion of securities acquired from Hudson with the proceeds used to repay an equal amount of borrowings.

During the first quarter of 2005 and coincident with The Toronto-Dominion Bank transaction, we implemented a balance sheet deleveraging program under which $2.9 billion of available for sale investment securities were sold and the proceeds from these sales were used to prepay borrowings. In addition, single-family residential mortgage loans with a carrying value of $519 million were reclassified to Loans Held for Sale in February 2005 and were sold in May 2005, with the servicing retained by us. These deleveraging transactions resulted in a $50.2 million pre-tax loss on sale of securities, a $7.1 million pre-tax loss to record the single-family residential mortgage loans at the lower of cost or market value and a $6.3 million pre-tax charge for prepayment penalties on borrowings.
In connection with the deleveraging program in the first quarter of 2005, we entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. These agreements were designed to synthetically convert variable rate loans to fixed-rate assets. The $2.2 billion of swap agreements were terminated in December 2005. The $21 million unrealized loss, net of tax, at the time of termination, which is recorded in accumulated other comprehensive income, will be amortized over the remaining 8-year life of the original hedged items as a yield adjustment along with $11 million of related deferred taxes which is also amortized based on the schedule of the hedged items.
Note 15 — Other Noninterest Income
The following table sets forth the primary categories of our other noninterest income during the periods indicated.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	February 28, 2005
Loan fee income	$12,392	$2,372	$4,549
Mortgage banking services income	1,235	404	923
Covered call premiums	922	1,658	1,412
Venture capital gains (write-downs)	508	(106)	(297)
Income on restricted stock	4,583	908	1,487
Miscellaneous income	4,557	954	1,030

Total	$24,197	$6,190	$9,104

The following table presents the significant components of our mortgage banking services income during the periods indicated.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	February 28, 2005
Mortgage banking services income
Gains on sales and fee income	$643	$452	$460
Net effect of derivatives	62	(247)	159

	705	205	619
Residential mortgage servicing income	530	199	304

	$1,235	$404	$923

Note 16 — Pension and Other Postretirement Plans
The following table presents the amount of net periodic benefit cost recognized by us during the periods indicated.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
Components of net periodic benefit cost:	March 31, 2006	March 31, 2005	February 28, 2005
Qualified Pension
Service cost	$4,475	$1,184	$2,369
Interest cost	4,270	1,126	2,253
Expected (gain) on plan assets	(7,185)	(1,836)	(3,672)
Recognized actuarial loss	—	—	809
Net amortization and deferral	—	—	(38)

Net periodic benefit cost	$1,560	$474	$1,721

Nonqualified Pension
Service cost	$236	$72	$106
Interest cost	669	188	305
Amortization of prior service costs	312	132	—
Recognized actuarial loss	—	—	84
Net amortization and deferral	—	—	41

Net periodic benefit cost	$1,217	$392	$536

Other Postretirement Benefits
Service cost	$50	$19	$37
Interest cost	339	107	214
Recognized actuarial loss	(64)	—	36
Net amortization and deferral	—	—	89

Net periodic benefit cost	$325	$126	$376

We expect to contribute approximately $30.3 million to our pension plans in 2006, none of which is required to satisfy minimum funding requirements. The discretionary contribution is anticipated to be paid in December after final review of the 2006 pension obligation and, as in prior years, is expected to be paid entirely in cash.
Note 17 — Merger and Restructuring Costs
The following table summarizes our merger and restructuring costs during the periods indicated.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	February 28, 2005
Restructuring Costs
Personnel costs	$10,623	$—	$—

Hudson United Bancorp Merger Charges
Personnel costs	69	—	—
Systems conversion and integration/customer communications	5,441	—	—
Other costs	1,786	—	—

	7,296	—	—

The Toronto-Dominion Bank Merger Charges
Transaction costs	35	1,503	18,148
Personnel costs	1,424	890	2,285
Name change	293	24	2,061
Other costs	—	41	2,941

	1,752	2,458	25,435

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	12	451	673
Systems conversion and integration/customer communications	—	358	987
Other costs	12	374	211

	24	1,183	1,871

Other Merger Charges
American Financial Holdings, Inc. Merger Charges	7	162	117
First & Ocean Bancorp Merger Charges	—	1	1
Foxborough Savings Bank Merger Charges	—	9	11
CCBT Financial Companies, Inc. Merger Charges	116	114	(171)

	123	286	(42)

Total Merger and Restructuring Costs	$19,818	$3,927	$27,264

The following tables summarize activity in the accrual account for merger and restructuring costs from December 31, 2005 through March 31, 2006.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Restructuring	Cash	and Other	Balance
	12/31/05	at Acquisition	Costs	Payments	Adjustments	03/31/06
Restructuring costs	$—	$—	$10,623	$—	$—	$10,623
Hudson United Bancorp Merger	—	46,324	7,296	(16,743)	—	36,877
The Toronto-Dominion Bank Merger	459	—	1,752	(1,846)	—	365
BostonFed Bancorp, Inc. Merger	1,935	—	24	(101)	—	1,858
CCBT Financial Companies, Inc. Merger	—	—	116	(116)	—	—
American Financial Holdings, Inc. Merger	—	—	7	(7)	—	—

Total	$2,394	$46,324	$19,818	($18,813)	$—	$49,723

Note 18 — Earnings Per Share
The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following options to purchase shares of common stock. These options were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
(in actual shares)	March 31, 2006	March 31, 2005	February 28,2005

Antidilutive effect of options outstanding	2,061,194	45,254	—
Note 19 — Related Party Transactions
We and our subsidiaries participate in various transactions with The Toronto-Dominion Bank and its affiliates. Transactions involving our banking subsidiary, TD Banknorth, NA and its nonbanking affiliates (including TD Banknorth and The Toronto-Dominion Bank) are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth, NA as those prevailing at the time for similar non-affiliate transactions. Transactions between The Toronto-Dominion Bank and TD Banknorth and their respective affiliates have included interest rate swap agreements, foreign exchange activities, international services, cost reimbursements, referral fees, intercompany deposits and borrowings and the sale of 29.6 million shares of common stock for $941.8 million in connection with the Hudson acquisition.
The following table sets forth the amounts due to and from The Toronto-Dominion Bank and off-balance sheet transactions with The Toronto-Dominion Bank at March 31, 2006.

March 31, 2006
Cash and due from banks	$4,608
Other assets:
Positive fair value marks on derivatives	16,956
Accounts receivable	1,574
Deferred tax asset	1,664
Deferred debt issuance costs	1,086
Interest-bearing deposits from The Toronto-Dominion Bank	15,146
Other liabilities:
Negative fair value marks on derivatives	1,930
Accumulated other comprehensive income	(5,635)
Broker commissions paid to TD Securities for common stock repurchases	(170)
Off-balance sheet transactions (notional amounts):
Interest rate swaps	715,743
Foreign exchange forward contracts	121,303
The effect on pre-tax income of transactions with The Toronto-Dominion Bank was an increase of $2.4 million during the three months ended March 31, 2006 and $1.9 million for the period March 1, 2005 to March 31, 2005.
We and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, Basel II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. Monthly billings under this agreement averaged $0.6 million during the quarter ended March 31, 2006.
In September 2005, TD Banknorth, NA issued subordinated notes denominated in Canadian currency totaling $270 million (or approximately $229 million in U.S. dollars). The Canada Trust Company, a wholly-owned subsidiary of The Toronto-Dominion Bank, is the issuing and paying agent, note registrar and calculation agent for the notes.

Note 20 — Subsequent Event
On April 13, 2006, we entered into an agreement to acquire Interchange Financial Services Corporation (“Interchange”) for $480.6 million in an all cash transaction. Interchange, which is headquartered in New Jersey, had $1.6 billion in assets and $1.3 billion in deposits at March 31, 2006. Subject to the terms and conditions of the agreement, each outstanding share of Interchange common stock will be converted into the right to receive $23.00 in cash per share for a total purchase price of approximately $480.6 million. The agreement has been approved by our Board of Directors and Interchange’s Board of Directors.
The cash to be paid in the transaction will be financed at the time of the merger primarily through the sale of 13 million shares of our common stock to our majority shareholder, The Toronto-Dominion Bank, at a price of $31.17 per share for a total of $405.2 million.
The proposed acquisition of Interchange is subject to the approval of the shareholders of Interchange, as well as the receipt of all required regulatory approvals and the satisfaction of other customary conditions, and is expected to close early in the first quarter of 2007 with a systems conversion shortly thereafter.

Item 2.
TD BANKNORTH INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)
General
We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. At March 31, 2006, we had consolidated assets of $40.9 billion and consolidated shareholders’ equity of $8.2 billion.
Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At March 31, 2006, TD Banknorth, NA had 597 banking offices in Maine, New Hampshire, Vermont, Massachusetts, Connecticut, Pennsylvania, New Jersey and New York and served approximately 1.5 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning, private label credit cards for certain retailers and other businesses, insurance premium financing and insurance agency services.
Executive Overview
•	Diluted earnings per share were $0.36 per share for the three months ended March 31, 2006 as compared to $0.18 per share for the comparable period in 2005. This increase was primarily attributable to reduced merger and restructuring charges ($0.06 per diluted share) and reduced losses associated with deleveraging and balance sheet restructuring programs ($0.22 per diluted share).

•	We completed the acquisition of Hudson United Bancorp (“Hudson”) on January 31, 2006. Acquisitions continue to be an important part of our long-term strategy for growth.

•	Merger and restructuring costs, including those associated with the acquisition of a majority of our outstanding shares by The Toronto-Dominion Bank on March 1, 2005, amounted to $0.13 per share in the first quarter of 2005, as compared to $0.07 per share for the first quarter of 2006.

•	In the first quarter of 2006, we implemented a balance sheet restructuring program whereby we sold $2.5 billion of our mortgage-backed securities and used the proceeds to purchase shorter-duration investments. These mortgage-backed securities were recorded at fair value at December 31, 2005. In addition, we sold $2.5 billion of securities acquired from Hudson in the first quarter of 2006 and used the proceeds to repay a similar amount of borrowings. These transactions will not have a material effect on our net income in 2006, and will reduce our interest rate sensitivity. In February 2005, we implemented a deleveraging program realizing a $41.6 million after-tax loss.

•	In the first quarter of 2006, we incurred a restructuring charge of $10.6 million ($8.9 million after-tax) as a result of a management restructuring which was implemented in connection with our acquisition of Hudson.

•	During February 2006, we repurchased 8.5 million shares of our common stock at an average cost of $30.06 per share.

•	Our total risk-based capital ratio was 11.07% at March 31, 2006 compared to 11.73% at December 31, 2005.

•	Our tangible equity to tangible assets ratio was 4.80% at March 31, 2006 compared to 4.91% at March 31, 2005.

•	In April 2006, Standard & Poor’s Services raised its counterparty credit rating on us to “A-1” from “BBB” and the counterparty credit ratings on related entities, including TD Banknorth, NA to “A/A-1” from “BBB+/A-2.”
Acquisition by The Toronto-Dominion Bank
The Toronto-Dominion Bank acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then The Toronto-Dominion Bank acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of The Toronto-Dominion Bank with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination, and therefore was accounted for as a purchase business combination.
The purchase price and related purchase accounting adjustments resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005. The most significant adjustments were to increase goodwill by $3.0 billion, identifiable intangible assets by $705 million and shareholders’ equity by $3.4 billion as of March 1, 2005.
Financial information presented herein for all dates and periods prior to completion of The Toronto-Dominion Bank transaction on March 1, 2005 reflects our historical basis of accounting, and financial information presented herein for all dates and periods from and after March 1, 2005 reflect the adjusted values of our assets and liabilities resulting from the application of purchase accounting on that date. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein for 2005 combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to March 31, 2005) to present “combined” results for quarter ended March 31, 2005. Because of the effects of accounting for The Toronto-Dominion Bank transaction under the purchase method effective March 1, 2005, information on a combined basis for the quarter ended March 31, 2005 may not be comparable to information for the quarter ended March 31, 2006.
The following table sets forth selected income data on a historical basis for the period January 1, 2005 to February 28, 2005, on a fair value basis for the period March 1, 2005 to March 31, 2005 and on a combined basis for the quarter ended March 31, 2005 and on a successor basis for the quarter ended March 31, 2006.

Table 1 — Selected Income Data

	Successor	Combined	Successor	Predecessor
	Three Months Ended	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	March 31, 2006	March 31, 2005	March 31, 2005	February 28, 2005

Interest and dividend income:
Interest and fees on loans and leases	$378,698	$272,613	$95,664	$176,949
Interest and dividends on securities	77,801	$71,031	19,848	51,183

Total interest and dividend income	456,499	343,644	115,512	228,132

Interest expense:
Interest on deposits	106,682	45,444	14,750	30,694
Interest on borrowed funds	67,373	45,468	12,814	32,654

Total interest expense	174,055	90,912	27,564	63,348

Net interest income	282,444	252,732	87,948	164,784
Provision for loan and lease losses	6,900	2,069	1,000	1,069

Net interest income after provision for loan and lease losses	275,544	250,663	86,948	163,715

Noninterest income:
Deposit services	38,479	28,182	9,823	18,359
Insurance agency commissions	15,839	13,892	5,640	8,252
Merchant and electronic banking income, net	15,636	13,114	5,363	7,751
Wealth management services	11,348	10,504	3,545	6,959
Bank-owned life insurance	7,288	6,098	1,929	4,169
Investment planning services	5,142	4,689	1,874	2,815
Net securities losses	(90)	(50,476)	(3,928)	(46,548)
Loans held for sale — Lower of cost or market adjustment	—	(7,500)	—	(7,500)
Change in unrealized loss on derivatives	—	(8,175)	(8,175)	—
Other noninterest income	24,197	15,294	6,190	9,104

	117,839	25,622	22,261	3,361

Noninterest expense:
Compensation and employee benefits	125,210	100,868	32,891	67,977
Occupancy	24,296	17,901	6,490	11,411
Equipment	14,884	12,837	4,397	8,440
Data processing	15,233	11,033	3,800	7,233
Advertising and marketing	8,191	6,695	2,322	4,373
Amortization of identifiable intangible assets	37,666	11,495	9,934	1,561
Merger and restructuring costs	19,818	31,191	3,927	27,264
Prepayment penalties on borrowings	—	6,303	3	6,300
Other noninterest expense	31,738	24,786	8,899	15,887

	277,036	223,109	72,663	150,446

Income before income tax expense	116,347	53,176	36,546	16,630
Provision for income taxes	38,799	19,101	12,919	6,182

Income from continuing operations	77,548	34,075	23,627	10,448

Discontinued operations
Loss from discontinued operations	(2,599)	—	—	—
Income tax benefit	1,257	—	—	—

Loss from discontinued operations, net of tax	(1,342)	—	—	—

Net income	$76,206	$34,075	$23,627	$10,448

Basic earnings per share
Income from continuing operations	$0.37	$0.19
Loss from discontinued operations, net of tax	($0.01)	—
Net Income	$0.36	$0.19

Diluted earnings per share
Income from continuing operations	$0.37	$0.18
Loss from discontinued operations, net of tax	($0.01)	—
Net Income	$0.36	$0.18
Acquisitions
Our profitability and market share have been enhanced in recent years through acquisitions. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our book value and net income per common share may occur in connection with these transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated, as are revenue enhancements.

During 2005 and the three months ended March 31, 2006, we acquired the two financial institutions listed below. Our financial statements include the results of these bank acquisitions since the date of acquisition.
Table 2 — Acquisitions

	Date
Acquisition	Acquired	Loans	Deposits
		(in millions)	(in millions)
Hudson United Bancorp	1/31/2006	$5,220	$6,892
BostonFed Bancorp, Inc.	1/21/2005	$1,227	$1,047
For additional information, see Note 3 to the Consolidated Financial Statements.
Selected Quarterly Data
The following table sets forth selected quarterly data, ratios and per share data during the periods indicated.

Table 3 — Selected Quarterly Data

			Successor				Combined
			2006	2005			2005
			First	Fourth	Third	Second	First
Condensed Income Statement
Interest income			$456,499	$363,917	$350,679	$342,447	$343,644
Interest expense			174,055	120,477	101,682	89,819	90,912

Net interest income	(A	)	282,444	243,440	248,997	252,628	252,732
Provision for loan and lease losses			6,900	6,000	5,500	3,597	2,069

Net interest income after provision for loan and lease losses			275,544	237,440	243,497	249,031	250,663
Noninterest income (1)	(B	)	117,839	60,097	103,607	117,272	25,622
Noninterest expense, excluding merger and restructuring costs (2)	(C	)	257,218	210,700	210,566	214,965	191,918
Merger and restructuring costs	(D	)	19,818	4,957	1,163	5,368	31,191

Income before income taxes			116,347	81,880	135,375	145,970	53,176
Income tax expense			38,799	26,315	46,634	50,375	19,101
Loss from discontinued operations, net of tax			(1,342)	—	—	—	—

Net income			$76,206	$55,565	$88,741	$95,595	$34,075

Weighted average shares outstanding:
Basic			209,690	173,745	173,661	173,428	183,393
Diluted			210,444	174,427	174,398	174,261	184,890

Basic earnings per share
Income from continuing operations			$0.37	$0.32	$0.51	$0.55	$0.19
Loss from discontinued operations, net			($0.01)	$0.00	$0.00	$0.00	$0.00
Net income			$0.36	$0.32	$0.51	$0.55	$0.19

Diluted earnings per share
Income from continuing operations			$0.37	$0.32	$0.51	$0.55	$0.18
Loss from discontinued operations, net			($0.01)	$0.00	$0.00	$0.00	$0.00
Net income			$0.36	$0.32	$0.51	$0.55	$0.18

Financial Ratios
Return on average assets (3)			0.79%	0.69%	1.11%	1.20%	0.45%
Return on average equity (3)			4.07%	3.42%	5.44%	5.98%	3.09%
Net interest margin (fully-taxable equivalent) (3)			3.83%	3.96%	4.09%	4.12%	3.96%
Noninterest income as a percent of total income (4)			29.45%	19.80%	29.38%	31.70%	9.20%
Efficiency ratio (5)			69.21%	71.05%	60.05%	59.57%	80.15%

Per Share Data
Book value per share			$35.80	$37.34	$37.23	$37.33	$36.65
Dividends per share			$0.22	$0.22	$0.22	$0.20	$0.20

(1)	Noninterest income included net securities losses of $45 million and $50.0 million in the fourth and first quarters of 2005, respectively, and lower of cost or market adjustments of $7.5 million in the first quarter of 2005 relating to the reclassification of $519 million of residential loans from held in portfolio to held for sale. These items were incurred as part of balance sheet restructuring/deleveraging programs. Noninterest income also included a change in unrealized loss on derivatives of $8.2 million in March 2005.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million in the first quarter of 2005 which were incurred as part of a balance sheet deleveraging program implemented during this period.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).
Net Interest Income
Net interest income is the difference between interest income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to be our largest revenue source. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Other factors affecting net interest income include pricing competition in our market areas, product spreads and prepayment activity among various other factors.
Fully-taxable equivalent net interest income for the first quarter of 2006 increased $30.3 million, or 12%, compared to the first quarter of 2005. This increase was impacted by the following items:
•	the acquisition of Hudson on January 31, 2006;

•	changes in the composition of earning assets resulting from deleveraging and restructuring programs in 2005 and 2006 (loans comprised 79% of average earning assets during the first quarter of 2006 compared to 76% during the first quarter of 2005);

•	changes in the composition of interest-bearing liabilities resulting from deleveraging programs (deposits comprised 76% of average interest-bearing liabilities during the first quarter of 2006 compared to 72% during the first quarter of 2005) and

•	an increase in the cost of funds due to rising short-term rates and competitive pricing.
Net interest margin, which represents fully-taxable equivalent net interest income as a percentage of average interest-earning assets, decreased to 3.83% in the first quarter of 2006 from 3.96% in the first quarter of 2005. The 13 basis point decline was due primarily to the rates paid on interest-bearing liabilities increasing more than the yield on loans reflecting the competitive environment for both loans and deposits. While our average earning assets grew $4.1 billion, or 16%, primarily due to the Hudson acquisition on January 31, 2006, our fully-taxable equivalent net interest income increased by only $30.3 million, or 12% reflecting the lower net interest spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.
Fully-taxable equivalent interest income increased by $113.4 million in the first quarter of 2006 as compared to the first quarter of 2005 as the result of an increase in the weighted average yield on earning assets from 5.38% in 2005 to 6.18% in 2006, an increase of 80 basis points, and the above-mentioned $4.1 billion, or 16%, increase in average earning assets. The increase in the weighted average yield on interest-earning assets was primarily due to Hudson’s higher yielding loan portfolio and to rising short-term interest rates.
Interest expense increased by $83.1 million in the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of competitive pricing for deposits and rising short-term interest rates on the increased average balance of deposits, which was primarily attributable to the acquisition of Hudson. The Federal Reserve Board raised its overnight federal funds rate two times during 2006 and eight times during 2005; each time the rate increased by 25 basis points (or 1/4 of 1%). The weighted average cost of deposits increased by 105 basis points and the weighted average cost of borrowings increased by 137 basis points for the quarter ended March 31, 2006 compared to the same period last year. Average interest-bearing deposits increased by $3.8 billion, or 25%, for the quarter ended March 31, 2006 compared to the same period last year, primarily due to acquisitions. Average borrowings increased by $95.7 million in the first quarter of 2006 compared to the first quarter of 2005 due to borrowings assumed from acquired banks, which were offset in part by the balance sheet restructuring and deleveraging programs.
Table 4 sets forth, for the three months ended March 31, 2006 and 2005, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 4 — Average Balances, Yields and Rates

	Successor			Combined
	2006 First Quarter			2005 First Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,916,912	$40,270	5.52%	$3,806,469	$48,796	5.13%
Commercial real estate mortgages	7,996,632	132,202	6.70%	6,447,894	94,777	5.96%
Commercial business loans and leases	5,722,504	94,361	6.71%	4,018,664	55,996	5.65%
Consumer loans and leases	6,908,585	105,468	6.19%	5,501,291	74,238	5.47%
Credit card loans	243,287	7,843	13.07%	—	—	—

Total loans and leases	23,787,920	380,144	6.48%	19,774,318	273,807	5.60%
Investment securities (3)	5,634,703	71,306	5.06%	6,107,346	71,496	4.68%
Securities purchased under agreements to resell	585,556	7,197	4.92%	—	—	—
Federal funds sold and other short-term investments	23,813	140	2.39%	11,427	83	2.96%

Total earning assets	30,031,992	458,787	6.18%	25,893,091	345,386	5.38%

Bank-owned life insurance	697,668			545,954
Goodwill	5,509,988			2,517,379
Identifiable intangible assets	801,665			301,197
Other noninterest-earning assets	1,944,528			1,447,883

Total assets	$38,985,841			$30,705,504

Interest-bearing deposits:
Regular savings	$3,708,031	9,266	1.01%	$2,643,204	1,881	0.29%
NOW and money market accounts	9,172,611	48,613	2.15%	8,088,136	20,962	1.05%
Certificates of deposit	6,226,033	46,456	3.03%	4,698,450	21,967	1.90%
Brokered deposits	211,689	2,347	4.50%	65,860	634	3.90%

Total interest-bearing deposits	19,318,364	106,682	2.24%	15,495,650	45,444	1.19%
Borrowed funds	6,250,112	67,373	4.36%	6,154,440	45,468	2.99%

Total interest-bearing liabilities	25,568,476	174,055	2.76%	21,650,090	90,912	1.70%

Non-interest bearing deposits	5,166,252			4,221,735
Deferred tax liability related to identifiable intangible assets	315,498			105,419
Other liabilities	334,445			250,610
Shareholders’ equity	7,601,170			4,477,650

Total liabilities and shareholders’ equity	$38,985,841			$30,705,504

Net earning assets	$4,463,516			$4,243,001

Net interest income (fully-taxable equivalent)		284,732			254,474
Less: fully-taxable equivalent adjustments		(2,288)			(1,742)

Net interest income		$282,444			$252,732

Net interest rate spread (fully-taxable equivalent)			3.42%			3.68%
Net interest margin (fully-taxable equivalent)			3.83%			3.96%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by old rate) and (ii) changes in rate (change in rate multiplied by old volume). Changes in rate/volume (change in rate multiplied by change in volume) were prorated between the changes in volume and rate.
Table 5 — Rate /Volume Analysis

	Three Months Ended
	March 31, 2006 (Successor) vs. Three Months Ended
	March 31, 2005 (Combined)
	Increase (decrease) due to
			Total
	Volume (1)	Rate	Change

Interest income:
Loans and leases	$59,935	$46,402	$106,337
Investment securities	(14,775)	14,585	(190)
Securities purchased under agreements to resell	7,197	—	7,197
Federal funds sold and other short-term investments	69	(12)	57

Total interest income	52,426	60,975	113,401

Interest expense:
Interest-bearing deposits:
Regular savings	1,030	6,355	7,385
NOW and money market accounts	3,138	24,513	27,651
Certificates of deposit	8,657	15,832	24,489
Brokered deposits	1,602	111	1,713

Total interest-bearing deposits	14,427	46,811	61,238
Borrowed funds	718	21,187	21,905

Total interest expense	15,145	67,998	83,143

Net interest income (fully taxable equivalent)	$37,281	($7,023)	$30,258

(1)	Volume increases include the effects of the acquisition of Hudson United Bancorp on January 31, 2006 and BostonFed Bancorp, Inc. on January 21, 2005.
The following table summarizes the changes in the components of net interest income, average yields and rates paid, net interest margin and average balances during the periods indicated.

Table 6 — Analysis of Net Interest Income

	Successor	Combined
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005	Change
Components of net interest income
Income on earning assets (fully-taxable equivalent)	$458,787	$345,386	$113,401
Expense on interest-bearing liabilities	174,055	90,912	83,143

Net interest income (fully-taxable equivalent)	284,732	254,474	30,258
Less: fully-taxable equivalent adjustments	(2,288)	(1,742)	(546)

Net interest income, as reported	$282,444	$252,732	$29,712

Average balances
Loans and leases	$23,787,920	$19,774,318	$4,013,602
Investment securities	5,634,703	6,107,346	(472,643)
Securities purchased under agreements to resell	585,556	—	585,556
Federal funds sold and other short-term investments	23,813	11,427	12,386

Total earning assets	30,031,992	25,893,091	4,138,901
Total interest-bearing liabilities	25,568,476	21,650,090	3,918,386

Net earning assets	$4,463,516	$4,243,001	$220,515

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	6.18%	5.38%	0.80%
Rate paid on interest-bearing liabilities	2.76%	1.70%	1.06%

Net interest rate spread (fully-taxable equivalent)	3.42%	3.68%	(0.26%)

Net interest margin (fully-taxable equivalent)	3.83%	3.96%	(0.13%)

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
We provided $6.9 million and $2.1 million for loan and lease losses in the quarters ended March 31, 2006 and 2005, respectively. In addition to the provisions made for on-balance sheet loans and leases, we provided $300 thousand for loss reserves related to off-balance sheet loan commitments in the quarter ended March 31, 2006. This $300 thousand provision is included with other noninterest expense. The increase in the provision for loan and lease losses in the first quarter of 2006 reflects the impact of the acquisition of $5.2 billion in loans from Hudson. The ratio of net charge-offs to average loans and leases was 0.10% (annualized) in the first quarter of 2006 and 0.21% (annualized) in the first quarter 2005. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 362% at March 31, 2006, as compared to 381% at December 31, 2005 and 373% at March 31, 2005. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets, allowance for credit losses and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.
Noninterest Income
Noninterest income increased by $92.2 million or 360% during the three months ended March 31, 2006, as compared to the same period in the prior year. The primary reasons for this increase were (i) a $66.1 million aggregate reduction in losses from net securities losses, loans held for sale- lower of cost or market adjustments and change in unrealized loss on derivatives in the three months ended March 31, 2006, as compared to the same period in the prior year, and (ii) approximately $14.3 million of noninterest income from Hudson.
The following table presents noninterest income during the periods indicated.

Table 7 — Noninterest Income

	Successor	Combined
	Three Months Ended	Three Months Ended	Change
	March 31, 2006	March 31, 2005	Amount	Percent
Noninterest income:
Deposit services	$38,479	$28,182	$10,297	37%
Insurance agency commissions	15,839	13,892	1,947	14%
Merchant and electronic banking income, net	15,636	13,114	2,522	19%
Wealth management services	11,348	10,504	844	8%
Bank-owned life insurance	7,288	6,098	1,190	20%
Investment planning services	5,142	4,689	453	10%
Net securities gains (losses)	(90)	(50,476)	50,386	N/M
Loans held for sale — lower of cost or market adjustment	—	(7,500)	7,500	N/M
Change in unrealized loss on derivatives	—	(8,175)	8,175	N/M

Other noninterest income:
Loan fee income	12,392	6,921	5,471	79%
Covered call option premiums	922	3,070	(2,148)	(70%)
Mortgage banking services income	1,235	1,327	(92)	(7%)
Venture capital income (write-downs)	508	(403)	911	N/M
Income on restricted stock	4,583	2,395	2,188	91%
Miscellaneous income	4,557	1,984	2,573	130%

Total other noninterest income	24,197	15,294	8,903	58%

Total noninterest income	$117,839	$25,622	$92,217	360%

N/M — not meaningful
Deposit services income for the three months ended March 31, 2006 increased $10.3 million, or 37%, compared to the same period last year, primarily due to volume increases from the Hudson acquisition and increases in overdraft fee income resulting from increases in the number of accounts and transactions per account.
Insurance agency commissions for the three months ended March 31, 2006 increased $1.9 million, or 14%, when compared to the same period last year. Strong renewal commissions and commissions from an insurance agency acquired by us in December 2005 were offset in part by lower new business volume due to a competitive marketplace.
Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended March 31, 2006 increased $2.5 million, or 19%, compared to the same period last year. These increases were primarily due to increases in the volume of transactions processed and increased market share from acquisitions.
Wealth management services income for the three months ended March 31, 2006 increased $844 thousand, or 8%, compared to the same period last year. This increase was primarily due to an increase in assets under management, which increased to $12.2 billion at March 31, 2006 from $10.5 billion at March 31, 2005, an increase of $1.7 billion or 16%. Assets under management increased primarily as a result of trust assets acquired from Hudson on January 31, 2006, new business sales and improvements in the stock market in 2005.
Income from bank-owned life insurance (“BOLI”) for the three months ended March 31, 2006 increased by $1.2 million, or 20%, compared to the same period last year. The cash surrender value of our BOLI was $767.0 million at March 31, 2006 compared to $572.8 million at December 31, 2005. The $194.2 million increase was primarily comprised of amounts acquired in the Hudson transaction. Investment in BOLI provides a tax-advantaged means to mitigate increasing employee benefit costs.

Investment planning services income consists primarily of commissions earned from sales of third party fixed annuities, variable annuities and mutual funds. Investment planning services income increased $453 thousand, or 10%, when compared to the same period last year primarily due to the Hudson acquisition. Revenue growth was impacted by lower referral volume from the retail branch network in 2005 and reduced demand for variable annuities.
Net securities losses amounted to $90 thousand during the first quarter of 2006 and $50.5 million for the first quarter of 2005, which included a $50.2 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. Gains and losses from the sale of securities are subject to market and economic conditions.
Loans held for sale–lower of cost or market adjustment amounted to a $7.5 million charge in the three months ended March 31, 2005. This amount was recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the first quarter of 2005. The sale of these loans was completed in the second quarter of 2005 and we retained the servicing on these loans.
The change in unrealized losses on certain derivatives of $8.2 million in the first quarter of 2005 was due to required changes in accounting for certain interest rate swap agreements in connection with the accounting for The Toronto-Dominion Bank transaction under the purchase method.
Other noninterest income increased $8.9 million in the three months ended March 31, 2006 as compared to the same period last year. This increase was primarily due to a $5.5 million increase in loan fee income which was primarily due to $2.8 million of late fees on credit card receivables acquired from Hudson, an increase of $989 thousand in commercial loan late fees (primarily late fees on insurance premium financing loans acquired in the Hudson merger) and an increase of $550 thousand in standby letter of credit fees. Covered call option premiums declined by $2.1 million due to lower volatility in interest rates and a decrease in the investment portfolio due to the balance sheet restructuring in the first quarter 2006 and the deleveraging program in 2005. The covered call option program is managed in conjunction with the fixed-income securities portfolio to provide revenue opportunities in addition to the interest income earned on the securities. Covered call option activity varies from quarter to quarter as interest rates, levels of market volatility and our strategic objectives for the fixed-income securities portfolio change. Venture capital income (write-downs) reflected improved performance of our investments in venture capital funds. Income on restricted stock increased primarily due to additional required investments in Federal Home Loan Bank stock. Miscellaneous other noninterest income includes fees and commissions on our official check program and cash receipts in excess of estimated cash flows on certain acquired impaired loans which were written down to estimated fair value at acquisition; each of these items increased over the amounts recorded in the comparable prior year period.
Noninterest Expense
Noninterest expense increased by $53.9 million or 24%, in the three months ended March 31, 2006 as compared to the same period in the prior year, primarily due to (i) a $26.2 million or 228% increase in amortization of identifiable intangible assets, which was primarily due to the use of the purchase method of accounting to account for The Toronto-Dominion Bank’s acquisition of a majority interest in us on March 1, 2005, and (ii) approximately $35.6 million of noninterest expense resulting from the acquisition of Hudson. These increases were offset in part by an $11.4 million or 36% decrease in merger and restructuring costs in the three months ended March 31, 2006, as compared to the same period in the prior year, and a $6.3 million decrease in prepayment penalties on borrowings between the same respective periods.
The following table presents noninterest expense during the periods indicated.

Table 8 — Noninterest Expense

	Successor	Combined
	Three Months Ended	Three Months Ended	Change
	March 31, 2006	March 31, 2005	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$125,210	$100,868	$24,342	24%
Occupancy	24,296	17,901	6,395	36%
Equipment	14,884	12,837	2,047	16%
Data processing	15,233	11,033	4,200	38%
Advertising and marketing	8,191	6,695	1,496	22%
Amortization of identifiable intangible assets	37,666	11,495	26,171	228%
Merger and restructuring costs	19,818	31,191	(11,373)	(36%)
Prepayment penalties on borrowings	—	6,303	(6,303)	N/M
Other noninterest expense:
Professional fees	5,509	5,183	326	6%
Telephone	3,932	3,697	235	6%
Office supplies	3,061	2,579	482	19%
Postage and freight	3,671	2,874	797	28%
Courier	2,404	1,528	876	57%
Miscellaneous loan costs	1,205	1,285	(80)	(6%)
Deposits and other assessments	1,241	1,076	165	15%
Miscellaneous	10,715	6,564	4,151	63%

Total other noninterest expense	31,738	24,786	6,952	28%

Total noninterest expense	$277,036	$223,109	$53,927	24%

N/M — not meaningful
Compensation and employee benefits expense increased $24.3 million, or 24% in the first quarter of 2006 compared to the same period last year. This increase was primarily due to higher salaries and benefit costs resulting from acquisitions and costs related to management retention agreements, expenses associated with restricted stock unit awards granted in 2005 that will be settled in cash and expenses for stock options accounted for under SFAS No. 123R which we adopted on January 1, 2006. We recorded a total of $7.5 million of compensation expense in the first quarter of 2006 related to stock-based compensation plans. See Note 5 to the Consolidated Financial Statements for more information on stock-based compensation. The total number of full-time equivalent employees approximated 9,300 at March 31, 2006 compared to 7,300 at March 31, 2005.
Occupancy expense increased $6.4 million, or 36%, in the first quarter of 2006 compared to the same period last year. This increase was primarily due to expenses associated with additional facilities from acquisitions, including depreciation and higher electricity expense due to rate increases.
Equipment expense increased $2.0 million, or 16%, in the first quarter of 2006 compared to the same period last year. This increase was primarily due to increased costs from acquisitions, depreciation on new equipment purchases and equipment maintenance expenses.
Data processing expense increased $4.2 million, or 38%, in the first quarter of 2006 compared to the same period last year. This increase was primarily due to additional volumes from acquisitions. Data processing expenses also increased due to the operation of the Hudson applications until system integration, higher data line charges to support technology upgrades and increased software licensing expense due to higher renewal rates.

Advertising and marketing expense increased $1.5 million, or 22%, in the first quarter of 2006 compared to the same period last year. This increase was primarily due to amortization of the costs of the naming rights to the TD Banknorth Garden, which began on July 1, 2005, and related promotional campaigns.
Amortization expense on identifiable intangible assets increased by $26.2 million, or 228%, primarily due to three months of amortization of identifiable intangible assets (primarily core deposit and loan relationship intangibles) recorded in connection with The Toronto-Dominion Bank transaction on March 1, 2005 compared to only one month in the first quarter of 2005. Additionally, we recorded $8.0 million of amortization on identifiable intangible assets in the first quarter of 2006 as a result of the acquisition of Hudson on January 31, 2006. See Note 8 to the unaudited Consolidated Financial Statements for more information and scheduled amortization.
Merger and restructuring costs decreased $11.4 million, or 36%, in the first quarter of 2006 compared to the same period last year. The first quarter of 2005 included $27.9 million of costs associated with our transaction with The Toronto-Dominion Bank, while the first quarter of 2006 included $10.6 million of costs incurred in connection with a management restructuring and $7.3 million of costs incurred in connection with the acquisition of Hudson. For a tabular analysis of our merger and restructuring costs, see Note 17 to the unaudited Consolidated Financial Statements.
Other noninterest expense increased $7.0 million for the first quarter of 2006 compared to the first quarter of 2005. The increase was largely due to increased miscellaneous costs, which include travel and entertainment expenses, crime losses and franchise taxes.
Discontinued Operations
Discontinued operations reflect losses from subsidiaries engaged in energy operations which were acquired in the Hudson merger, which we have decided to sell. See Note 4 to the unaudited Consolidated Financial Statements.
Taxes
The effective tax rate from continuing operations was 33.3% for the three months ended March 31, 2006 compared to 35.9% for the three months ended March 31, 2005. The decrease in the effective tax rate related primarily to reduced nondeductible merger expenses in the first quarter of 2006 compared to the first quarter of 2005. The effective tax rate for the remainder of 2006 is expected to be approximately 34% for continuing operations.
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
Comprehensive Income
Our comprehensive income amounted to $65.5 million for the three months ended March 31, 2006 as compared to $1.6 million for the same period last year. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 12 to the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had net unrealized losses of $43.3 million, $20.2 million and $41.3 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Net of applicable income tax effects, these amounts were $28.1 million, $13.2 million and $26.9 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and to the composition of the available for sale investment securities portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.
FINANCIAL CONDITION
Our consolidated total assets increased by $8.8 billion, or 27%, from $32.1 billion at December 31, 2005 to $40.9 billion at March 31, 2006 as a result of our acquisition of Hudson on January 31, 2006 which increased assets by $10.3 billion. A balance sheet deleveraging program implemented coincident with the Hudson acquisition reduced assets by $2.5 billion.
Total average assets were $39.0 billion and $30.7 billion for the three months ended March 31, 2006 and 2005, respectively. The increases in total average assets were largely due to acquisitions, which increased average assets by approximately $6.4 billion for the three months ended March 31, 2006, as compared to the same period in 2005, as well as internal growth.
Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell amounted to $3.2 billion at March 31, 2006. These investments, which mature in 2006 and 2007, provide collateral to secure public deposits. These investments were largely purchased with proceeds received from the sale of investment securities pursuant to our balance sheet restructuring program. There were no securities purchased under agreements to resell at December 31, 2005.
Securities
The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.
The securities portfolio (including securities classified as held to maturity) averaged $5.6 billion during the first quarter of 2006, as compared to $6.1 billion in the first quarter of 2005. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio are collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, asset-backed securities and corporate bonds. The majority of securities available for sale were rated AAA or equivalently rated at March 31, 2006. The average yield on securities was 5.06% for the quarter ended March 31, 2006 compared to 4.68% for the quarter ended March 31, 2005. Substantially all of our securities are classified as available for sale and carried at fair value. Securities available for sale had an after-tax unrealized loss of $28.1 million and $13.2 million at March 31, 2006 and December 31, 2005, respectively. These unrealized losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.
Loans and Leases
Total loans and leases (including loans held for sale) averaged $23.8 billion during the first quarter of 2006, an increase of $4.0 billion, or 20%, from the first quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average loans and leases for the quarter ended March 31, 2006 were $665 million, or 3%, higher than the same period in 2005. Average loans and leases as a percent of average earning assets was 79% during the quarter ended March 31, 2006 compared to 76% during the quarter ended March 31, 2005.
Average residential real estate loans (which include mortgage loans held for sale) of $2.9 billion during the first quarter of 2005 decreased $890 million from the average amount of such loans during the first quarter of last year. Excluding acquisitions and the effects of purchase accounting adjustments, average residential loans decreased approximately $990 million, or 25%. The decrease in residential real estate loans was primarily due to lower originations due to the higher rate environment and the sale of $519 million of residential real estate loans in the first quarter of 2005 as part of the deleveraging program. The weighted average yield on residential real estate loans increased from 5.13% to 5.52% during the quarters ended March 31, 2005 and 2006, respectively, primarily due to the repricing of variable rate loans and the origination of new loans at higher rates.
Commercial real estate loans averaged $8.0 billion during the first quarter of 2006, an increase of $1.5 billion, or 24%, from the first quarter of last year. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial real estate loans increased $727 million, or 10%. The weighted average yield on commercial real estate loans during the first quarter of 2006 was 6.70%, as compared to 5.96% in the first quarter of 2005, an increase of 74 basis points. The higher yield reflects the impact of higher prevailing rates mitigated by the competitive pricing environment for new loans.
Commercial business loans and leases averaged $5.7 billion during the first quarter of 2006, an increase of $1.7 billion, or 42%, over the first quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial business loans and leases increased $234 million, or 4%. This increase was primarily due to the insurance premium financing loans acquired in the Hudson transaction through its subsidiary, Flatiron Credit Company, Inc. (“Flatiron”). The weighted average yield on commercial loans and leases increased to 6.71% in the first quarter of 2006 from 5.65% in the first quarter of 2005. The increase in the yield was primarily due to higher rates on new loans and the upward repricing of variable-rate loans due to increases in short-term interest rates.
Consumer loans and leases averaged $6.9 billion during the first quarter of 2006, an increase of $1.4 billion, or 26%, from the first quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average consumer loans and leases increased $692 million or 11%. The growth in consumer loans was primarily in home equity loans and indirect auto loans. The weighted average yield on consumer loans and leases increased to 6.19% in the first quarter of 2005 from 5.47% in the first quarter of 2005, resulting from the upward repricing of variable rate loans due to increase in short-term interest rates. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk.”
Credit card loans averaged $243 million during the first quarter of 2006. We acquired $394 million of credit card loans as a result of the Hudson acquisition on January 31, 2006. Credit card loans represent credit card receivables originating from the use of private label credit cards issued on behalf of retailers which offer unsecured sales financing to their customers.
Deposits
Total deposits averaged $24.5 billion during the first quarter of 2006, an increase of $4.8 billion, or 24%, from the first quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average total deposits increased $308 million or 1%, with certificates of deposit reflecting the largest increase by deposit category. The ratio of loans to deposits was 95% at March 31, 2006 and 97% at December 31, 2005.
Average interest-bearing deposits of $19.3 billion during the first quarter of 2006 increased $3.8 billion, or 25%, from the first quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average certificates of deposits increased by 10%, average savings accounts increased by 8% and average money market and NOW accounts decreased by 4%. Certificates of deposits increased due to higher rates and savings accounts increased due to special product offerings. Management believes the decrease in money market and NOW accounts generally resulted from a consumer shift to alternative investments in an increasing interest rate environment. The average rates paid on all interest-bearing deposits increased by 105 basis points from 1.19% in the first quarter of 2005 to 2.24% in the first quarter of 2006, reflecting the increase in prevailing interest rates and competitive pricing to attract new deposits in certain market areas.
Average noninterest-bearing deposits totaled $5.2 billion during the first quarter of 2006, an increase of $945 million, or 22%, from the first quarter of 2005, primarily due to acquisitions.
From time to time we supplement deposits obtained through internal sources with deposits obtained through national investment banking firms, which, pursuant to agreements with us, solicit funds from their customers for deposit with us. These “brokered deposits” increased from $64.0 million at December 31, 2005 to $270.1 million at March 31, 2006 due to brokered deposits acquired in the Hudson transaction.
Included within the deposit categories above are government banking deposits, which averaged $3.1 billion in the first quarter of 2006 and $1.8 billion in the first quarter of 2005. We added $1.2 billion of government deposits from the Hudson acquisition on January 31, 2006. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.
Other Funding Sources
We use both short-term and long-term borrowings to fund earning asset growth that exceeds deposit growth. Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury. Short-term borrowings amounted to $3.6 billion and $3.7 billion at March 31, 2006 and December 31, 2005, respectively, a decrease of $100 million. See Note 10 to the unaudited Consolidated Financial Statements.
At March 31, 2006, we had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during the three months ended March 31, 2006. We have additional borrowing capacity as more fully described under “Liquidity” below.
Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.6 billion at March 31, 2006 and $1.2 billion at December 31, 2005. The increase of $407 million related to the debt assumed with the acquisition of Hudson in the first quarter of 2006.
At March 31, 2006 and December 31, 2005, long-term FHLB borrowings amounted to $144 million and $152 million, respectively, and were collateralized primarily with first mortgage loans secured by single-family properties. These borrowings had an average cost of 4.24% during the three months ended March 31, 2006 as compared to 4.05% during the three months ended March 31, 2005.
At March 31, 2006 and December 31, 2005, we had outstanding $528 million and $366 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. For additional information on our junior subordinated debentures, see “Capital” below.
At March 31, 2006, our consolidated borrowings included $698.9 million of subordinated notes of which $673.4 million qualify as Tier 2 capital for regulatory purposes. At December 31, 2005, we had $457 million of subordinated debt. The following table presents information on our subordinated debt as of March 31, 2006.

Table 9 — Subordinated Debt

Issuance	Balance at		Interest	Maturity
Date	3/31/2006		Rate	Date
September 20, 2005	$231,164	(1)	4.64%	9/20/2022
May 6, 2002	218,572		7.00%	5/6/2012
June 22, 2001	223,969		7.63%	6/15/2011
September 1, 1996	25,163		8.20%	9/1/2006

	$698,868

(1)	Issued Can$270 million and are unconditionally guaranteed by The Toronto-Dominion Bank.
At March 31, 2006 and December 31, 2005, we had outstanding $149 million of 5-year senior notes carrying a fixed coupon of 3.75%. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.
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
The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at March 31, 2006.
Table 10 — Contractual Obligations and Other Commitments — Successor

		Payments Due By Period
		Less than	1 - 3	4 -5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,638,792	$166,900	$175,485	$88,050	$1,208,357
Capital lease obligations	6,304	149	1,055	1,468	3,632

Total long-term debt	1,645,096	167,049	176,540	89,518	1,211,989
Operating lease obligations	207,509	40,913	65,949	43,569	57,078
Pension plan contribution (2)	30,311	30,311	—	—	—
Other benefit plan payments — estimated	61,289	4,581	11,130	19,099	26,479
Other vendor obligations (3)	81,641	12,470	8,595	6,565	54,011

Total contractual obligations	$2,025,846	$255,324	$262,214	$158,751	$1,349,557

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden.

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$8,191,025	$3,207,726	$862,203	$244,229	$3,876,867
Standby letters of credit	676,908	125,829	145,656	127,480	277,943
Commercial letters of credit	54,002	36,286	11,254	2,550	3,912
Commitments to originate loans	2,166,663	1,381,101	394,335	111,699	279,528
Other commitments	245,716	12,194	11,521	3,287	218,714

Total commitments	$11,334,314	$4,763,136	$1,424,969	$489,245	$4,656,964

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$1,403,402	$13,250	$110,890	$248,006	$1,031,256
Interest rate swaps with dealers (2)	1,403,402	13,250	110,890	248,006	1,031,256
Interest rate caps with commercial borrowers	50,306	—	24,980	5,000	20,326
Interest rate caps with dealers	50,306	—	24,980	5,000	20,326
Interest rate swaps on brokered deposits	220,000	—	45,000	30,000	145,000
Cross currency swap (USD) (3)	228,620	—	—	—	228,620
Total return swap (4)	26,425	—	26,425	—	—
Forward commitments to sell loans	49,031	49,031	—	—	—
Foreign currency rate contracts: (5)
Forward contracts with customers	10,950	10,950	—	—	—
Forward contracts with dealers	10,950	10,950	—	—	—
Foreign exchange options to purchase	110,302	53,319	52,457	4,526	—
Foreign exchange options to sell	110,302	53,366	52,410	4,526
Rate-locked loan commitments	20,669	20,669	—	—	—

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swap on subordinated debt issued in Canadian dollars in September 2005.

(4)	See “Derivatives Instruments — Designated Hedges” below.

(5)	Forward contracts for customer accommodations.
Shareholders’ Equity
Shareholders’ equity amounted to $8.2 billion at March 31, 2006, an increase of $1.7 billion from our $6.5 billion of shareholders’ equity at December 31, 2005. This increase was primarily attributable to the $965 million issuance of common stock for the acquisition of Hudson on January 31, 2006 and the related $942 million sale of common stock to our majority shareholder, The Toronto-Dominion Bank and comprehensive income of $65.5 million. Reductions to capital were the repurchase of 8.5 million shares of our common stock for $255 million in the aggregate (at an average cost of $30.06 per share) and the payment of $50.8 million of cash dividends declared on our common stock during the three months ended March 31, 2006.
Dividends declared in the first quarter of 2006 were $0.22 per share compared to $0.20 per share for the same period last year. On April 25, 2006 we declared a $0.22 per share cash dividend payable on May 15, 2006 to shareholders of record on May 5, 2006.

Book value per share amounted to $35.80 and $37.34 at March 31, 2006 and December 31, 2005, respectively, and tangible book value per share amounted to $7.16 and $8.81 at the same dates, respectively. The decrease in tangible book value per share was due to the Hudson acquisition.
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
CREDIT RISK MANAGEMENT
General
The Board Risk Committee monitors our credit risk management. Our strategy for credit risk management includes centralized policies and uniform underwriting criteria for all loans. The strategy also includes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management review of large loans and loans with a deterioration of credit quality. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is intended to identify and measure the credit quality of lending relationships. For consumer loans, we utilize standard credit scoring systems to access consumer credit risks and to price consumer products accordingly. We strive to identify potential problem loans early, take any necessary charge-offs promptly and maintain adequate reserve levels for potential losses.
The following table presents the composition of our loan and lease portfolio at the dates indicated.

Table 11 — Composition of Loans and Leases

	March 31, 2006			December 31, 2005
			Percent			Percent
			Nonperforming			Nonperforming
			and Accruing			and Accruing
		Percent	90 days or more		Percent	90 days or more
	Amount	of Loans	Overdue	Amount	of Loans	Overdue
Residential real estate mortgages	$2,902,999	11%	0.43%	$2,878,323	14%	0.40%
Commercial real estate mortgages	8,708,106	34%	0.36%	6,776,837	34%	0.37%
Commercial business loans and leases	6,365,259	25%	0.49%	4,278,048	21%	0.48%
Consumer loans and leases	7,269,035	28%	0.14%	6,186,519	31%	0.16%
Credit card receivables	375,113	2%	1.69%	—	—	—

	$25,620,512	100%	0.36%	$20,119,727	100%	0.34%

Our residential loans are generally secured by single-family homes (one-to-four units) and have a maximum loan-to-value ratio of 80%, unless the excess is protected by mortgage insurance.
Our commercial real estate mortgage loan portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. These loans generally are secured by properties located in the New England states, Pennsylvania, New Jersey and New York.
Our commercial business loans and leases are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England, New Jersey, Pennsylvania and New York. Commercial loans consist primarily of loans secured by various equipment, machinery and other corporate assets including real estate, as well as loans to provide working capital to businesses in the form of lines of credit. At March 31, 2006, commercial loans also included $332.5 million of loans to finance insurance premiums acquired in the Hudson acquisition through its Flatiron subsidiary. Through a subsidiary, we also offer direct equipment leases, which amounted to $94.4 million at March 31, 2006. We do not emphasize the purchase of participations in shared national credits. At March 31, 2006, we had $622.5 million of outstanding participations in shared national credits and had an additional $497.2 million of unfunded commitments related to these participations.
The following table presents the geographic distribution of our commercial loans and leases at March 31, 2006 and December 31, 2005.
Table 12 — Commercial Loans and Leases by State

	Commercial Real Estate Loans				Commercial Business Loans and Leases
	March 31,	December 31,	Change		March 31,		December 31,	Change
	2006	2005	Amount	Percent	2006		2005	Amount	Percent
Massachusetts	$3,486,380	$3,373,844	$112,536	3.34%	$1,833,778		$1,744,082	$89,696	5.14%
Connecticut	1,239,926	659,978	579,948	87.87%	885,580		527,597	357,983	67.85%
Maine	1,013,823	1,015,132	(1,309)	(0.13%)	849,387		799,001	50,386	6.31%
New Hampshire	848,181	889,952	(41,771)	(4.69%)	604,973		568,068	36,905	6.50%
Vermont	632,986	613,557	19,429	3.17%	481,481		467,106	14,375	3.08%
New York	631,647	224,374	407,273	181.52%	438,572		172,194	266,378	154.70%
New Jersey	547,444	—	547,444	N/M	631,104		—	631,104	N/M
Pennsylvania	261,970	—	261,970	N/M	239,111		—	239,111	N/M
Other	45,749	—	45,749	N/M	401,273	(1)	—	401,273	N/M

Total	$8,708,106	$6,776,837	$1,931,269	28.50%	$6,365,259		$4,278,048	$2,087,211	48.79%

N/M — Not Meaningful

(1)	Includes $271 million of loans to finance insurance premiums funded by Flatiron.
Consumer loans and leases consist primarily of home equity lines and loans and indirect automobile loans.

The following table presents our consumer loans and leases by type at March 31, 2006 and December 31, 2005.
Table 13 — Composition of Consumer Loans and Leases

	March 31,		December 31,
	2006		2005		Change
	Amount	% of Total	Amount	% of Total	Amount	Percent
Home equity loans and lines	$4,126,398	56.77%	$3,648,033	58.96%	$478,365	13.11%
Automobile	2,538,108	34.92%	2,020,774	32.66%	517,334	25.60%
Education	263,908	3.63%	202,044	3.27%	61,864	30.62%
Mobile home	100,150	1.38%	88,519	1.43%	11,631	13.14%
Other	240,471	3.30%	227,149	3.68%	13,322	5.86%

Total	$7,269,035	100.00%	$6,186,519	100.00%	$1,082,516	17.50%

Credit card receivables represent credit card receivables originating from the use of private label credit cards issued on behalf of approximately 100 retailers with locations throughout the United States which offer unsecured sales financing to their customers. We underwrite the resulting credit card receivables on a daily basis. Our relationships with the merchants are generally multi-year relationships. The relationships are developed through marketing efforts or are purchased from other financial institutions. We receive a fee from the merchants when funding a purchase. In addition, we receive interest and late fees from the individual customers that maintain balances on their private label accounts.
Nonperforming Assets
Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned and repossessed assets. Total nonperforming assets as a percentage of total assets amounted to 0.22% at March 31, 2006, 0.19% at December 31, 2005 and 0.21% at March 31, 2005. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.35% at March 31, 2006, 0.31% at December 31, 2005 and 0.35% at March 31, 2005. See Table 14 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets increased to $90.7 million at March 31, 2006 from $61.5 million at December 31, 2005 and amounted to $68.9 million at March 31, 2005. The increase at March 31, 2006 compared to December 31, 2005 was primarily due to nonperforming loans from Hudson.
We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection and workout functions focus on the reduction of nonperforming assets. Despite the ongoing focus on asset quality, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, net loan charge-offs, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets.
The following table presents information regarding our nonperforming assets for the last five quarters.

Table 14 — Nonperforming Assets

	2006	2005
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans and leases:
Residential real estate loans	$9,827	$7,970	$6,531	$6,165	$8,614
Commercial real estate loans	31,192	25,219	29,224	30,353	23,553
Commercial business loans and leases	31,460	20,211	21,306	26,776	24,520
Consumer loans and leases	6,090	7,165	6,899	6,816	6,229

Total nonaccrual loans and leases	78,569	60,565	63,960	70,110	62,916

Other nonperforming assets:
Other real estate owned, net of related reserves	10,928	234	1,554	2,101	3,925
Repossessions, net of related reserves	1,173	736	1,375	1,695	2,087

Total other nonperforming assets	12,101	970	2,929	3,796	6,012

Total nonperforming assets	$90,670	$61,535	$66,889	$73,906	$68,928

Accruing loans and leases 90 days or more overdue:
Credit card loans	$6,351	$—	$—	$—	$—
Other loans	6,583	6,887	6,489	6,122	5,041

Total accruing loans and leases 90 days or more overdue	$12,934	$6,887	$6,489	$6,122	$5,041

Total nonperforming loans as a percentage of total loans and leases(1)	0.31%	0.30%	0.32%	0.35%	0.32%
Total nonperforming assets as a percentage of total assets	0.22%	0.19%	0.21%	0.23%	0.21%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.35%	0.31%	0.33%	0.37%	0.35%

(1)	Total loans and leases exclude residential real estate loans held for sale.
Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Credit card receivables are charged-off upon reaching 180 days past due. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At March 31, 2006, we had $12.9 million of accruing loans which were 90 days or more delinquent, as compared to $6.9 million at December 31, 2005 and $5.0 million at March 31, 2005. The $6.0 million increase from December 31, 2005 was primarily attributable to $6.4 million of credit card receivables acquired from Hudson and a $793 thousand increase in consumer loans, which were offset in part by decreases in accruing commercial and residential loans which were 90 days or more delinquent. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.
Net Charge-offs
Net charge-offs amounted to $6.2 million during the three months ended March 31, 2006, as compared to $10.1 million during the three months ended March 31, 2005. The decrease was largely due to a $5.5 million decline in charge-offs on commercial real estate mortgages and a $1.7 million increase in recoveries on all loans and leases compared to the first quarter of 2005. Net charge-offs represented 0.10% of average loans and leases outstanding for the quarter ended March 31, 2006 and 0.21% for the quarter ended March 31, 2005.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.
Table 15 — Allowance for Credit Losses

	Successor				Combined
	2006 First	2005 Fourth	2005 Third	2005 Second	2005 First
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$223,030	$228,334	$228,168	$228,165	$243,152
Additions due to acquisitions	52,563	—	—	—	14,494

Charge-offs:
Residential real estate mortgages	128	89	17	93	65
Commercial real estate mortgages	95	315	2,194	271	5,551
Commercial business loans and leases	1,583	5,092	2,828	1,366	2,069
Consumer loans and leases	7,081	8,479	6,716	5,313	6,738
Credit card receivables	3,305	—	—	—	—

Total loans and leases charged off	12,192	13,975	11,755	7,043	14,423

Recoveries:
Residential real estate mortgages	17	102	142	4	8
Commercial real estate mortgages	101	345	477	663	1,519
Commercial business loans and leases	3,167	738	2,825	1,595	1,524
Consumer loans and leases	2,096	1,486	1,977	1,187	1,257
Credit card receivables	660	—	—	—	—

Total loans and leases recovered	6,041	2,671	5,421	3,449	4,308

Net charge-offs	6,151	11,304	6,334	3,594	10,115

Provision for loan and lease losses	6,900	6,000	5,500	3,597	2,069
Specific reserves applied to reduce impaired loan carrying values	—	—	1,000	—	(21,435)

Allowance for loan and lease losses at end of period	$276,342	$223,030	$228,334	$228,168	$228,165

Total Allowance for Credit Losses:
Allowance for loan and lease losses	$276,342	$223,030	$228,334	$228,168	$228,165
Liability for unfunded credit commitments	8,207	7,907	7,607	6,807	6,707

Total allowance for credit losses	$284,549	$230,937	$235,941	$234,975	$234,872

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.10%	0.22%	0.13%	0.07%	0.21%
Ratio of allowance for credit losses to total loans and leases at end of period (1)	1.11%	1.15%	1.18%	1.17%	1.20%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	362%	381%	369%	335%	373%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	0.016%	(0.002%)	(0.015%)	0.011%	0.006%
Commercial real estate mortgages	0.000%	(0.002%)	0.101%	(0.024%)	0.254%
Commercial business loans and leases	(0.112%)	0.413%	0.000%	(0.022%)	0.055%
Consumer loans and leases	0.293%	0.453%	0.318%	0.291%	0.404%
Credit cards	4.409%	0.000%	0.000%	0.000%	0.000%

Total portfolio loans and leases at end of period (1)	$25,620,512	$20,119,727	$19,971,184	$20,028,662	$19,649,943
Total nonperforming loans and leases at end of period	78,569	60,565	63,960	70,110	62,916
Average loans and leases outstanding during the period (1)	23,770,023	20,140,514	20,021,651	19,803,681	19,561,761

(1)	Excludes residential real estate loans held for sale.

Potential Problem Loans
In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $184 million at March 31, 2006 and $153 million at December 31, 2005. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.
Analysis and Determination of the Allowance for Loan and Lease Losses
The allowance for loan and lease losses is maintained at a level determined to be adequate by us to absorb future charge-offs of loans and leases deemed uncollectible. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. For purposes of determining our allowance for loan and lease losses, we specifically evaluate each commercial business and commercial real estate loan which is rated substandard and has a balance in excess of $300 thousand. We evaluate all other loans by loan type on a pooled basis.
Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment and is determined based on our ongoing evaluation. As discussed under “Critical Accounting Policies,” we believe that the methods used by us in determining the allowance for loan and lease losses constitute a critical accounting policy. Although we utilize judgment in providing for losses, for the reasons discussed under “Critical Accounting Policies” and “Credit Risk Management – Nonperforming Assets,” there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.
The allowance for loan and lease losses amounted to $276.3 million at March 31, 2006 and $223.0 million at December 31, 2005. The $53.3 million increase was attributable to $52.6 million of general reserves from Hudson and the provision of $6.9 million for loan and lease losses in the three months ended March 31, 2006. Net charge-offs represented 0.10% of average loans and leases outstanding for the quarter ended March 31, 2006 and 0.21% for the same period in 2005. The ratio of the allowance for credit losses to nonperforming loans and leases was 362% at March 31, 2006 and 381% at December 31, 2005. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.11% at March 31, 2006 compared to 1.15% at December 31, 2005.
Asset-Liability Management
The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies, goals and objectives that are adopted and reviewed by our board of directors and monitored periodically by the Board Risk Committee. The board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Senior management determines the strategic directives that guide the day-to-day management of our activities and interest rate risk exposure. The ALCO also reviews and approves all major risk, liquidity and capital management programs, except for product pricing. Product pricing is reviewed and approved by the Pricing Committee, which is comprised of a subset of ALCO members and other members of senior management.
Interest Rate Risk
Interest rate risk is the risk of loss to future earnings or long-term value resulting from changes in interest rates and is by far the most significant non-credit risk to which we are exposed. This risk arises directly from our core lending, investing and deposit gathering activities and is predominantly concentrated in our mortgage-related assets, as well as in our non-maturity deposits. Mortgage-related assets typically give borrowers the option to prepay at any time without penalty. Principal cash flows that come from these assets are highly interest rate sensitive. As interest rates fall, borrowers are more likely to pay off their existing mortgages, which results in higher cash flows that we must in turn reinvest. Replacing these higher-rate mortgage assets with lower-rate mortgage assets has the potential to reduce our net interest income unless we can also reduce either our wholesale or retail funding costs. In a low interest rate environment, bank deposits can increase, especially if the stock/bond market risk premium is not sufficient to adequately compensate investors. Consequently, under such circumstances, we can have even more cash to reinvest in low yielding assets. Conversely, rising rates tend to have the opposite effect on both mortgage assets and non-maturity deposits. Higher rates make borrowers less likely to refinance existing debt, resulting in lower cash flows for us to reinvest. And if the market risk premium is sufficiently high, depositors could be enticed to take additional investment risk and move deposits from banks into riskier assets, such as equity securities. This in turn could result in less cash to invest or even require us to use wholesale funding market sources more actively. In the case of higher interest rates, our funding sources could reprice faster than our assets and at higher rates, thereby reducing our interest rate spread and net interest margin. The degree to which future earnings or long-term value is subject to interest rate risk depends on how closely the characteristics of our interest-earning assets match those of our interest-bearing liabilities.
In addition to directly impacting mortgage asset and deposit cash flows, interest rate changes could affect (i) the amount of loans originated and sold by us, (ii) the level and composition of deposits, (iii) the ability of borrowers to repay adjustable or variable rate loans, (iv) the average maturity of loans and investments, (v) the rate of amortization of premiums paid on securities, capitalized mortgage servicing rights, deferred fees and purchase accounting adjustments, (vi) the fair value of our saleable assets, the amount of unrealized gains and losses on securities available for sale per SFAS No. 115 and (vii) per SFAS Nos. 133 and 138, the fair value of derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in earnings.
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
As indicated in Table 16, assuming a gradual 100 and 200 basis point increase in interest rates starting on March 31, 2006, we estimate that our net interest income in the following 12 months would increase by 0.34% and 0.66%, respectively. This is because in the event of an upward shift in rates, the simulated increase in interest income would be more than the simulated increase in interest expense because total adjustable rate interest-earning assets generally will reprice more quickly than total interest-bearing liabilities. In Table 16, the March simulation reflects the settlement of the balance sheet restructuring and includes Hudson’s assets and liabilities. Also as indicated in Table 16, assuming a gradual 100 and 200 basis point decrease in interest rates starting on the same date, we estimate that our net interest income in the following 12 months would decrease by 0.44% and 1.02%, respectively. These results are dependent on material assumptions such as interest rate movements, product pricing, customer behavior and forecasted transactions, all of which involve subjective judgments and may not be consistent with actual results.
The following table sets forth the estimated sensitivity of our net interest income for the 12 months following the dates indicated.
Table 16 — Sensitivity of Net Interest Income

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease
March 31, 2006	0.66%	0.34%	(0.44%)	(1.02%)

December 31, 2005	(0.88%)	(0.41%)	0.27%	0.26%

Our asset-liability management policy on interest rate risk simulation specifies that if market interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 5%. All interest rate risk measures were within compliance guidelines at March 31, 2006 and December 31, 2005.
2006 Asset Liability Management Actions
The most significant factors affecting market risk exposure of net interest income during the three months ended March 31, 2006 were (i) changes in the shape of the U.S. Government securities and interest rate swap yield curves, (ii) slowing prepayment speeds of mortgage assets, (iii) the sale of $2.5 billion of securities acquired from Hudson with proceeds used to repay borrowings and the restructuring of $2.5 billion of our securities into shorter duration reverse repurchase agreements to address collateral needs, and (iv) the acquisition of Hudson.

Derivative Instruments
Purpose and Benefits
Derivative financial instruments are important tools that we use to manage interest rate risk and, to a lesser degree, currency risk (related to the Canadian denominated subordinated debt issuance by TD Banknorth, NA in September 2005) and price risk (related to restricted stock unit awards based on the price of The Toronto-Dominion Bank common stock granted by us in March 2005).
The following table shows our derivative positions at March 31, 2006 scheduled by maturity.
Table 17 — Derivative Positions
Asset-Liability Management Positions

	Notional Amount Maturing						Fair
Successor — March 31, 2006	2006	2007	2008	2009	Thereafter	Total	Value
Cross currency swap agreement	$—	$—	$—	$—	$228,620	$228,620	$7,233

Total return swap	—	—	26,425	—	—	26,425	1,788

Interest rate swaps	—	—	45,000	30,000	145,000	220,000	(7,404)

Forward commitments to sell loans	49,031	—	—	—	—	49,031	166
Customer-related Positions

	Notional Amount Maturing						Fair
Successor — March 31, 2006	2006	2007	2008	2009	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$13,250	$27,299	$94,858	$89,395	$1,228,906	$1,453,708	$22,013
Pay fixed, receive variable	13,250	27,299	94,858	89,395	1,228,906	1,453,708	(22,013)

Foreign currency rate contracts
Forward contracts with customers	10,950	—	—	—	—	10,950	(233)
Forward contracts with dealers	10,950	—	—	—	—	10,950	233
Foreign exchange options to purchase	47,629	26,129	28,066	6,627	1,851	110,302	1,290
Foreign exchange options to sell	47,629	26,129	28,066	6,627	1,851	110,302	(1,290)

Rate-locked loan commitments (1)	20,669	—	—	—	—	20,669	133

(1)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.
Designated Hedges
In connection with the Hudson acquisition, TD Banknorth assumed $214 million in brokered certificates of deposit and related interest rate swaps which were designated as fair value hedges under SFAS 133.
TD Banknorth, NA issued Can$270 million subordinated debt in September 2005 which is guaranteed by The Toronto-Dominion Bank. Simultaneously, we synthetically converted the underlying subordinated debt into U.S. dollars with a fixed rate of 5.05% for the initial 12-year period by entering into a cross-currency swap agreement with TD Securities.
In December 2005, we entered into an equity total return swap that matures on March 1, 2008. This swap will return to us the change in price on 509,809 common shares of The Toronto-Dominion Bank on the New York Stock Exchange less the cost to carry these shares, which is equal to 3 month LIBOR less The Toronto-Dominion Bank quarterly dividend. This swap hedges the change in value of restricted share units tied to the price of The Toronto-Dominion Bank common shares granted under retention agreements which were entered into with eight of our executive officers in connection with The Toronto-Dominion Bank transaction and a 2005 Performance Based

Restricted Share Unit Plan adopted pursuant thereto. Portions of the hedge are de-designated as the restricted stock unit liability is recognized over the vesting period and if earnings per share fails to meet specified targets. Changes in value of the de-designated portions are recognized in income immediately.
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
Table 18 — Average Balances of Loans Held for Sale and Related Hedges

	Three Months Ended
	March 31, 2006	March 31, 2005
Residential mortgage loans held for sale	$20,323	$40,177
Rate-locked loan commitments	17,988	43,454
Forward sales contracts	32,679	69,933
Customer-related Positions
Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended March 31, 2006, we recorded a total notional amount of $128.8 million of interest rate swap agreements and $28.2 million of interest rate caps with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 17 include both the customer and offsetting dealer transactions.
Foreign Exchange or Market Risk
Our earnings are not directly nor materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.
We enter into foreign currency forward and option contracts as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these creditworthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange and trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.

LIQUIDITY
Our Board Risk Committee establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective, as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities, yield and rate scenarios and loan and deposit forecasts to minimize funding risk. Other factors affecting our ability to meet liquidity needs include variations in the markets served and general economic conditions. We have various funding sources available to us on a parent-only basis as well as through our banking subsidiary, as outlined below.
Parent Company
On a parent-only basis at March 31, 2006, our debt service requirements consisted primarily of $527.5 million junior subordinated debentures issued by us to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued by us or acquired entities to twelve affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 6.45% to 11.30% at March 31, 2006. At the same date, annual debt service payments on these borrowings amounted to approximately $47.8 million.
The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit with The Toronto-Dominion Bank which is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. At March 31, 2006, our subsidiary bank had $98.6 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $74.9 million in cash or cash equivalents at March 31, 2006.
In 2005, the SEC adopted amendments to its rules with respect to the registration, communications and offering processes under the Securities Act of 1933. The rules, which became effective December 1, 2005, facilitate access to the capital markets by well-established public companies, modernize the existing restrictions on corporate communications during a securities offering and further integrate disclosure under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amended rules provide the most flexibility to a “well-known seasoned issuer,” as defined, including the option of automatic effectiveness upon filing of a shelf registration statements and relief under certain communications rules. We are a “well-known seasoned issuer” and filed an automatic shelf registration statement in 2006 under the new rules.
Banking Subsidiary
For TD Banknorth, NA, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commercial commitments. See “Table 9– Contractual Obligations and Commitments” above. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet its liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.
In addition to traditional retail deposits, TD Banknorth, NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits.

We continually monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of federal funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.
At March 31, 2006, TD Banknorth, NA had in the aggregate $6.5 billion of currently accessible liquidity through collateralized borrowings or security sales. This represented 25% of retail deposits, as compared to a policy minimum of 10% of deposits.
Also at March 31, 2006, TD Banknorth, NA had in the aggregate potentially volatile funds of $4.9 billion. These are funds that might flow out of TD Banknorth, NA over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.
At March 31, 2006, the ratio of currently accessible liquidity to potentially volatile funds was 133%, compared to a policy minimum of 100%.
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
CAPITAL
At March 31, 2006, shareholders’ equity amounted to $8.2 billion, or 20.0% of total assets, compared to $6.5 billion, or 20.2% of total assets at December 31, 2005. This $1.7 billion increase was primarily attributable $965.4 million of equity resulting from the issuance of common stock in connection with the acquisition of Hudson on January 31, 2006 and the related sale of our common stock to our majority shareholder, The Toronto-Dominion Bank, for $941.8 million, and to a lesser extent to the $65.5 million of comprehensive income during the first quarter of 2006. These increases were offset in part by $255.5 million of stock repurchases and $50.8 million in dividends to our shareholders during the first quarter of 2006.
We paid a cash dividend of $0.22 per share on our common stock during the first quarter of 2006 compared to $0.20 per share in the first quarter last year.
We repurchased 8.5 million shares of our common stock at an aggregate cost of $255.5 million, or an average of $30.06 per share, during February 2006. We have 2 million shares remaining under our repurchase program.
Capital guidelines issued by the Federal Reserve Board and the OCC, respectively, require us and our banking subsidiary to maintain certain capital ratios, set forth below. At March 31, 2006, TD Banknorth Inc. and TD Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.

Table 19 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$3,146,489	11.07%	$2,274,224	8.00%	$872,265	3.07%
Tier 1 capital (to risk-weighted assets)	2,188,374	7.70%	1,137,112	4.00%	1,051,262	3.70%
Tier 1 leverage capital ratio (to average assets)	2,188,374	6.75%	1,296,336	4.00%	892,038	2.75%
TD Banknorth, NA
Total capital (to risk-weighted assets)	3,207,379	11.34%	2,261,750	8.00%	945,629	3.34%
Tier 1 capital (to risk-weighted assets)	2,253,528	7.97%	1,130,875	4.00%	1,122,653	3.97%
Tier 1 leverage capital ratio (to average assets)	2,253,528	6.97%	1,292,698	4.00%	960,830	2.97%

December 31, 2005
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$2,606,274	11.73%	$1,777,440	8.00%	$828,834	3.73%
Tier 1 capital (to risk-weighted assets)	1,917,905	8.63%	888,720	4.00%	1,029,185	4.63%
Tier 1 leverage capital ratio (to average assets)	1,917,905	7.07%	1,084,901	4.00%	833,004	3.07%
TD Banknorth, NA
Total capital (to risk-weighted assets)	2,563,539	11.56%	1,773,987	8.00%	789,552	3.56%
Tier 1 capital (to risk-weighted assets)	1,878,364	8.47%	886,994	4.00%	991,370	4.47%
Tier 1 leverage capital ratio (to average assets)	1,878,364	6.94%	1,082,490	4.00%	795,874	2.94%
Net risk-weighted assets were $28.5 billion for each of TD Banknorth Inc. and TD Banknorth, NA at March 31, 2006 and $22.2 billion for each of TD Banknorth Inc. and TD Banknorth, NA at December 31, 2005, respectively.
At March 31, 2006, we had twelve affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.
The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at March 31, 2006.
Table 20- Capital Securities

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call
Name	Date	Securities	Securities	Debentures (1)	Rate	Date	Date
Peoples Heritage Capital Trust I	1/31/1997	$63,775	$3,093	$66,868	9.06%	2/1/2027	2/1/2007
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027	5/1/2007
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	8.25%	7/31/2031	7/31/2006
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/9/2010
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010
Hudson United Statutory Trust I	3/17/2004	20,000	619	20,619	7.71%	3/17/2034	3/17/2009
Hudson United Capital Trust I	3/31/2003	20,000	619	20,619	6.85%	4/15/2033	4/15/2008
Hudson United Capital Trust II	3/28/2003	15,000	464	15,464	6.45%	4/10/2033	4/24/2008
HUBCO Capital Trust I	1/31/1997	45,000	1,547	46,547	8.98%	2/1/2027	2/1/2007
HUBCO Capital Trust II	6/19/1998	50,000	1,547	51,547	7.65%	6/15/2028	6/15/2008

		$482,275	$16,257	498,532

Unamortized fair value adjustment				28,979

				$527,511

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

At March 31, 2006, trust preferred securities amounted to 24.1% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2007, TD Banknorth Inc. is currently in compliance with the stricter quantitative and qualitative standards.
At March 31, 2006, our consolidated borrowings included $698.9 million of subordinated notes due in 2006 through 2022, of which $673.4 million qualify as Tier 2 capital for regulatory purposes. See Table 9 above for more information.
Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves increased to 31.02% at March 31, 2006 as compared to 26.68% at December 31, 2005 due to $186.9 million of BOLI from Hudson.
Basel II was published in 2004 with the intent of closely aligning regulatory capital requirements with underlying risks. The goal is to also improve the consistency of capital requirements internationally and addresses credit risk, market risk and operational risk. In the U.S., Basel II will not be implemented until January 1, 2008. We are currently working with our majority shareholder, The Toronto-Dominion Bank, to become compliant with these new requirements.
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2005 Annual Report on Form 10-K, we have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of related goodwill and other intangible assets, accounting for pension plans, accrued income taxes and accounting for derivatives and hedging activities. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.
IMPACT OF NEW ACCOUNTING STANDARDS
For information on the impact of new accounting standards, see Note 2 to the unaudited Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management” is incorporated herein by reference.
Item 4. Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. As of March 31, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	(b) Not applicable.
               (c) The following table sets forth information with respect to any purchase made by TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, other than The Toronto-Dominion Bank, of shares of TD Banknorth common stock during the three months ended March 31, 2006.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
January 1-31, 2006	—	—	—	10,500,000

February 1-28, 2006	8,500,000	$30.06	8,500,000	2,000,000

March 1-31, 2006	—	—	—	2,000,000
The following table presents the number of shares of TD Banknorth common stock purchased by our majority shareholder, The Toronto-Dominion Bank, during the three months ended March 31, 2006, 29,625,353 of which were purchased from us at $31.79 per share in connection with our acquisition of Hudson and the remainder of which were purchased pursuant to our dividend reinvestment program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
January 1-31, 2006	29,625,353	$31.79	—	—

February 1-28, 2006	1,446,513	$30.73	—	—

March 1-31, 2006	171,924	$30.77	—	—
Item 3.	Defaults Upon Senior Securities — not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders.
(a) A special meeting of shareholders of TD Banknorth was held on January 11, 2006 (“Special Meeting”)
(b) Not applicable.

(c) There were 173,644,890 shares of common stock eligible to be voted at the Special Meeting and 144,186,825 shares were represented at the meeting which constituted a quorum. The only item voted upon at the Special Meeting was the proposal to approve the Agreement and Plan of Merger, dated as of July 11, 2005, among TD Banknorth, Hudson United Bancorp and, solely with respect to Article X of the Agreement, The Toronto-Dominion Bank, and the transactions contemplated thereby. The vote was as follows:

For	Against	Abstain	Broker Non-votes
143,291,989	583,832	311,004	None
Item 5.	Other Information — not applicable.
Item 6.	Exhibits.

The following exhibits are filed as part of this report.

Exhibit 31.1	Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2	Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1	Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2	Certification of Chief Financial Officer under 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TD BANKNORTH INC.

Date: May 9, 2006	By:	/s/ William J. Ryan

William J. Ryan
Chairman, President and
Chief Executive Officer
(principal executive officer)

Date: May 9, 2006	By:	/s/ Stephen J. Boyle

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