Form 10-Q
period 2006-06-30
TD BANKNORTH INC.
filed 2006-08-07
CIK 1304994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding for each class of the Registrant’s common stock as of July 31, 2006 is:

Common stock, par value $.01 per share	228,179,975

(Class)	(Outstanding)

Class B Common stock, par value $.01 per share	1

(Class)	(Outstanding)
Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	Successor	Successor
	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$1,060,587	$758,751
Federal funds sold and other short-term investments	20,586	10,507
Securities purchased under agreements to resell	1,998,758	—
Securities available for sale, at market value	2,353,506	4,419,877
Securities held to maturity (fair value of $56,756 and $64,487 at June 30, 2006 and December 31, 2005, respectively)	55,804	64,126
Loans held for sale	32,493	31,398
Loans and leases:
Residential real estate mortgages	2,862,331	2,878,323
Commercial real estate mortgages	8,752,137	6,776,837
Commercial business loans and leases	6,593,276	4,278,048
Consumer loans and leases	7,186,526	6,186,519
Credit card receivables	428,517	—

Total loans and leases	25,822,787	20,119,727
Less: Allowance for loan and lease losses	276,361	223,030

Net loans and leases	25,546,426	19,896,697

Premises and equipment, net	466,555	331,912
Goodwill	6,019,817	4,547,604
Identifiable intangible assets	808,373	668,365
Bank-owned life insurance	774,881	572,847
Other assets	1,147,786	793,269

Total assets	$40,285,572	$32,095,353

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$4,261,150	$2,653,233
Money market and NOW accounts	9,508,171	7,819,812
Certificates of deposit	6,611,010	5,132,117
Brokered deposits	238,166	63,953
Deposits in foreign office-interest bearing	20,541	—
Noninterest-bearing deposits	5,960,781	4,603,533

Total deposits	26,599,819	20,272,648
Short-term borrowings	3,279,768	3,685,540
Long-term debt	1,490,686	1,238,430
Deferred tax liability on identifiable intangible assets	325,300	261,932
Other liabilities	395,337	152,930

Total liabilities	32,090,910	25,611,480

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued: 250,910,577 in 2006 and 188,426,630 in 2005)	2,509	1,884
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2006 and 2005)	—	—
Paid-in capital	8,740,404	6,833,677
Retained earnings	221,079	152,494
Unearned compensation	(381)	(1,131)
Treasury stock, at cost (22,818,324 shares in 2006 and 14,761,415 shares in 2005)	(710,595)	(469,010)
Accumulated other comprehensive loss	(58,354)	(34,041)

Total shareholders’ equity	8,194,662	6,483,873

Total liabilities and shareholders’ equity	$40,285,572	$32,095,353

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Interest and dividend income:
Interest and fees on loans and leases	$432,862	$288,817	$811,560	$384,482	$176,949
Interest and dividends on securities	59,961	53,630	137,761	73,481	51,183

Total interest and dividend income	492,823	342,447	949,321	457,963	228,132

Interest expense:
Interest on deposits	134,790	48,127	241,471	62,875	30,694
Interest on borrowed funds	51,200	41,692	118,573	54,506	32,654

Total interest expense	185,990	89,819	360,044	117,381	63,348

Net interest income	306,833	252,628	589,277	340,582	164,784
Provision for loan and lease losses	8,719	3,597	15,619	4,597	1,069

Net interest income after provision for loan and lease losses	298,114	249,031	573,658	335,985	163,715

Noninterest income:
Deposit services	42,626	31,751	81,105	41,576	18,359
Insurance agency commissions	14,551	13,604	30,390	19,244	8,252
Merchant and electronic banking income, net	18,155	14,727	33,792	20,090	7,751
Wealth management services	11,735	10,395	23,083	13,940	6,959
Bank-owned life insurance	8,103	6,107	15,391	8,034	4,169
Investment planning services	5,359	5,462	10,501	7,335	2,815
Net securities losses	81	1,439	(10)	(2,488)	(46,548)
Loans held for sale — Lower of cost or market adjustment	—	386	—	386	(7,500)
Change in unrealized loss on derivatives	—	14,840	—	6,664	—
Other noninterest income	26,458	18,561	50,656	24,749	9,104

	127,068	117,272	244,908	139,530	3,361

Noninterest expense:
Compensation and employee benefits	127,722	105,096	252,933	137,987	67,977
Occupancy	26,748	18,066	51,044	24,557	11,411
Equipment	16,532	12,982	31,416	17,379	8,440
Data processing	15,787	11,618	31,021	15,419	7,233
Advertising and marketing	10,006	8,087	18,197	10,408	4,373
Amortization of identifiable intangible assets	39,508	31,656	77,174	41,591	1,561
Merger and restructuring costs	14,583	5,368	34,401	9,295	27,264
Prepayment penalties on borrowings	—	—	—	3	6,300
Other noninterest expense	35,182	27,460	66,918	36,357	15,887

	286,068	220,333	563,104	292,996	150,446

Income before income tax expense	139,114	145,970	255,462	182,519	16,630
Provision for income taxes	44,405	50,375	83,203	63,296	6,182

Income from continuing operations	94,709	95,595	172,259	119,223	10,448

Discontinued operations
Loss from discontinued operations	(2,208)	—	(4,807)	—	—
Income tax benefit	885	—	2,141	—	—

Loss from discontinued operations, net of tax	(1,323)	—	(2,666)	—	—

Net income	$93,386	$95,595	$169,593	$119,223	$10,448

Basic earnings per share:
Income from continuing operations	$0.42	$0.55	$0.79	$0.68	$0.06
Loss from discontinued operations, net of tax	(0.01)	—	(0.02)	—	—
Net income	$0.41	$0.55	$0.77	$0.68	$0.06

Diluted earnings per share:
Income from continuing operations	$0.41	$0.55	$0.78	$0.68	$0.06
Loss from discontinued operations, net of tax	—	—	(0.01)	—	—
Net income	$0.41	$0.55	$0.77	$0.68	$0.06

Weighted average shares outstanding:
Basic	228,130	173,428	218,960	175,181	184,964
Dilutive effect of stock options	647	833	701	858	1,783

Diluted	228,777	174,261	219,661	176,039	186,747

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2005 (Successor)	173,665	$1,884	$6,833,677	$ 152,494	($1,131)	($469,010)	($34,041)	$6,483,873
Net income	—	—	—	169,593	—	—	—	169,593
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(28,374)	(28,374)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	4,061	4,061

Comprehensive income								145,280
Common stock issued for acquisitions	32,859	329	965,065	—	—	—	—	965,394
Common stock issued to The Toronto-Dominion Bank
for acquisitions	29,625	296	941,494	—	—	—	—	941,790
Treasury stock issued for employee benefit
plans, including tax benefit of $0.7 million	443	—	(3,656)	—	—	13,885	—	10,229
Stock option compensation expense	—	—	3,824	—	—	—	—	3,824
Treasury stock purchased	(8,500)	—	—	—	—	(255,470)	—	(255,470)
Decrease in unearned compensation	—	—	—	—	750	—	—	750
Cash dividends declared ($0.44 per share)	—	—	—	(101,008)	—	—	—	(101,008)

Balances at June 30, 2006 (Successor)	228,092	$2,509	$8,740,404	$221,079	($381)	($710,595)	($58,354)	$8,194,662

Balances at December 31, 2004 (Predecessor)	179,298	$1,917	$1,763,572	$1,677,802	$—	($265,020)	($2,157)	$3,176,114
Net income	—	—	—	10,448	—	—	—	10,448
Change in unrealized gains on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	2,463	2,463
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income								5,197
Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825
Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368
Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	($201,141)	($7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	($2,256)	$—	$—	$6,836,115
Net income	—	—	—	119,223	—	—	—	119,223
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	16,974	16,974
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	14,096	14,096

Comprehensive income (loss)								150,293
Treasury stock issued for employee benefit plans, including tax benefit of $0.5 million	278	—	(1,377)	—	—	9,157	—	7,780
Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)
Decrease in unearned compensation	—	—	—	—	375	—	—	375
Cash dividends declared ($0.20 per share)	—	—	—	(34,659)	—	—	—	(34,659)

Balances at June 30, 2005 (Successor)	173,406	$1,884	$6,835,110	$84,564	($1,881)	($477,251)	$31,070	$6,473,496

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Successor	Predecessor
	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	February 28, 2005
Cash flows from operating activities:
Net income	$169,593	$119,223	$10,448
Loss from discontinued operations, net of tax	(2,666)	—	—

Income from continuing operations	172,259	119,223	10,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	15,619	4,597	1,069
Depreciation of banking premises and equipment	30,030	16,260	7,807
Net amortization of premium and discounts	(3,104)	3,533	3,703
Amortization of intangible assets	77,174	41,591	1,561
Deferred tax (benefit) provision	(8,500)	9,500	2,000
Unearned compensation	750	375	—
Stock-based compensation expense	3,824	—	—
Net losses (gains) realized from sales of securities and loans	(17)	1,814	46,548
Lower of cost or market adjustment on loans held for sale	—	—	7,500
Prepayment penalties on borrowings	—	—	6,300
Net losses (gains) realized from sales of loans held for sale	—	7,113	(616)
Increase in cash surrender value of bank owned life insurance	(15,391)	(6,292)	(4,169)
Proceeds from sales of loans held for sale	185,455	655,489	72,258
Residential loans originated and purchased for sale	(186,361)	(161,999)	(58,800)
Change in fair value on derivatives	(93)	(4,788)	—
Change in net deferred tax liability	(4,916)	(24,348)	6,846
Net (increase) decrease in other assets	(59,446)	43,202	40,597
Net increase (decrease) in other liabilities	63,646	51,542	(42,559)

Net cash provided by operating activities	270,929	756,812	100,493

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,942,400	397,059	83,271
Proceeds from sales of securities as part of deleveraging program	2,528,541	374,488	2,461,701
Proceeds from maturities and principal repayments of securities available for sale	422,044	354,540	190,117
Purchases of securities available for sale	(1,169,747)	(500,556)	(969,979)
Net (increase) in securities purchased under reverse repurchase agreements	(2,000,000)	—	—
Proceeds from maturities and principal repayments of securities held to maturity	8,322	7,487	4,670
Net (increase) in loans and leases	(527,925)	(505,743)	(222,430)
Proceeds from sales of portfolio loans	925	60,157	—
Net (additions) decrease to premises and equipment	(43,241)	(14,010)	798
Proceeds from policy coverage on bank-owned life insurance	284	—	141
Proceeds from the sale of the bond administration business	2,000	—	—
Proceeds from the sale of OREO	12,031	—	—
Cash used in business acquisitions	(941,874)	—	—
Cash acquired from acquisitions	238,562	—	130,685

Net cash provided by investing activities	1,472,322	173,422	1,678,974

Cash flows from financing activities:
Net (decrease) in deposits	(560,586)	(187,188)	(160,662)
Net (decrease) increase in short-term borrowings	(997,089)	251,621	2,102,739
Payments on short-term borrowings as part of deleveraging program	—	(374,491)	(1,461,701)
Proceeds from long-term debt	—	446	8,467
Payments for long-term debt	(464,395)	(55,234)	(474,664)
Payments for long-term debt as part of deleveraging program	—	—	(1,006,300)
Excess tax benefits from stock-based compensation	735	541	16,049
Treasury stock issued for employee benefit plans	9,494	7,239	55,319
Issuance of stock to The Toronto-Dominion Bank	941,790	—	—
Purchase of treasury stock	(255,470)	(486,408)	—
Cash dividends paid to shareholders	(101,008)	(34,659)	(37,383)

Net cash (used in) financing activities	(1,426,529)	(878,133)	(958,136)

Cash flows from discontinued operations
Operating activities	(4,807)	—	—

Net cash (used in) discontinued operations	(4,807)	—	—

Increase (decrease) in cash and cash equivalents	311,915	52,101	821,331
Cash and cash equivalents at beginning of period	769,258	747,637	(73,694)

Cash and cash equivalents at end of period	$1,081,173	$799,738	$747,637

In conjunction with the purchase acquisitions detailed in Note 3 to the unaudited Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$10,301,998	$32,462,141	$1,618,940
Fair value of liabilities assumed	8,394,729	25,626,026	1,422,658

Supplemental cash flow disclosures

Cash paid for interest	$344,949	$117,559	$68,238
Cash paid (received) for income taxes	92,782	(5,572)	(779)

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(In thousands, except per share data and as noted) (Unaudited)
Note 1 — Basis of Presentation
We, TD Banknorth Inc. (“TD Banknorth”), are a bank/financial holding company under the Bank Holding Company Act of 1956, as amended, which conducts business through TD Banknorth, National Association (“TD Banknorth, NA” or the “Bank”) and various nonbanking subsidiaries. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. The Toronto-Dominion Bank acquired a majority interest in us effective March 1, 2005. The purchase price and related purchase accounting adjustments have been recorded in the financial statements at and for the periods commencing March 1, 2005. This resulted in a new basis of accounting reflecting the fair value of assets and liabilities at March 1, 2005 and for the “successor” periods beginning on or after March 1, 2005. Information for all dates and “predecessor” periods prior to the acquisition on March 1, 2005 is presented using the historical basis of accounting.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated financial statements have been included herein. The results of operations for the interim periods of 2006 presented herein are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2006. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.
Note 2 — Accounting Changes
The following is a discussion of new or proposed accounting pronouncements.
Accounting for Share-Based Payment Transactions
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We implemented SFAS No. 123(R) using the modified prospective method of transition. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Prior to January 1, 2006, we measured compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result of implementing SFAS No. 123(R), we recorded $1.9 million and $3.8 million of additional compensation expense during the three and six months ended June 30, 2006, respectively. We calculated the common stock equivalents for purposes of diluted earnings per share using the transition method. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. See Note 5 for more information.
Accounting for Servicing of Financial Assets
In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”). FAS 156 was issued to simplify the accounting for servicing assets and servicing liabilities and reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to hedge risks associated with those servicing rights. FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The effective date of FAS 156 is for fiscal years beginning after September 15, 2006. Early adoption is permitted in a period if financial statements have not yet been issued. The implementation of FAS 156 is not expected to have a material impact on our financial condition or results of operations.
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
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and provides greater consistency in criteria used to recognize, derecognize and measure benefits related to income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We have not yet assessed the impact of the implementation of FIN 48 on our financial condition or results of operations.
Note 3 — Acquisitions
Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed by us since January 1, 2005. The acquisitions were accounted for as purchases and, as a result, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable			Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price
Hudson United Bancorp	1/31/2006	$8,771.0	$518.3	$1,467.9	$222.5	$941.8	32.9 (1)	$1,907.3
BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$138.2	$13.2	$0.3	6.2	$200.2

(1)	Shares issued does not include the 29.6 million shares of common stock sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Hudson United Bancorp.
The following table presents the estimated fair values of the assets acquired and liabilities assumed from Hudson United Bancorp (“Hudson”) at the date of acquisition.

Assets:
Investments	$2,699,382
Loans and leases, net	5,155,148
Premises and equipment	121,794
Goodwill	1,467,949
Other intangible assets	222,466
Cash and due from banks	235,997
Bank-owned life insurance	156,476
Other assets	242,786

Total assets acquired	10,301,998

Liabilities:
Deposits	6,897,621
Borrowings	1,311,362
Other liabilities	185,746

Total liabilities assumed	8,394,729

Net assets acquired	$1,907,269

Some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed have been made and may continue to be made after the date of acquisition, although such adjustments have not and are not expected to be significant. It is estimated that none of the goodwill will be deductible for income tax purposes.
The following table presents pro forma results of operations for the three months ended June 30, 2006 and 2005, six months ended June 30, 2006, and the periods January 1, 2005 to February 28, 2005 and March 1, 2005 to June 30, 2005 as though the acquisition of Hudson had been completed as of January 1, 2006 and January 1, 2005, respectively.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Net interest income	$306,833	$336,041	$616,002	$452,401	$220,725
Provision for loan and lease losses	8,719	9,347	17,619	11,847	4,069

Net interest income after provision for loan and lease losses	298,114	326,694	598,383	440,554	216,656
Noninterest income	127,068	152,475	253,994	184,973	24,672
Noninterest expense (1)	286,068	308,250	602,203	407,767	199,202

Income before income tax expense	139,114	170,919	250,174	217,760	42,126
Provision for income taxes	44,405	43,362	85,590	58,384	12,720

Income from continuing operations	94,709	127,557	164,584	159,376	29,406
Loss from discontinued operations, net of tax	(1,323)	—	(2,666)	—	—

Net income	$93,386	$127,557	$161,918	$159,376	$29,406

Basic earnings per share
Income from continuing operations	$0.42	$0.56	$0.72	$0.70	$0.12
Loss from discontinued operations, net of tax	($0.01)	$0.00	($0.01)	$0.00	$0.00
Net income	$0.41	$0.56	$0.71	$0.70	$0.12

Diluted earnings per share
Income from continuing operations	$0.41	$0.56	$0.72	$0.69	$0.12
Loss from discontinued operations, net of tax	$0.00	$0.00	($0.01)	$0.00	$0.00
Net income	$0.41	$0.56	$0.71	$0.69	$0.12

Weighted average shares outstanding
Basic	228,130	227,412	227,957	229,165	238,948
Diluted	228,777	228,245	228,658	230,023	240,731

(1)	Includes $9.0 million of merger costs recorded by Hudson in January 2006.
Note 4 — Discontinued Operations
As a result of the Hudson acquisition on January 31, 2006, we acquired a 100% interest in United Gasco LLC, a 50% interest in Minnesota Methane and a 100% interest in United Cogen Fuel LLC. The 50% interest in Minnesota Methane is held by a 100% owned subsidiary, UC Investments, Inc., which was established by Hudson solely for that purpose. United Gasco, LLC and UC Investments, Inc. and their subsidiaries are engaged in the extraction and conversion of landfill gas into electricity, which is sold to utilities. United Cogen Fuel LLC owns an alternative energy facility located in North Carolina. We have decided to divest our interests in these subsidiaries, and as a result reflect the businesses of these subsidiaries as discontinued operations. In May 2006, we divested our interest in United Cogen Fuel LLC. The excess of the sale price over the book value was recorded as an adjustment to goodwill associated with the Hudson acquisition. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our remaining investments have been classified as “held for sale” and recorded at estimated fair value less costs to sell.
The following table presents gross revenues and net loss from discontinued operations for the periods indicated.

	Successor	Successor
	Three Months Ended	Six months ended
	June 30, 2006	June 30, 2006
Gross revenues from discontinued operations	$2,986	$4,881
Net loss from discontinued operations	$1,323	$2,666
At June 30, 2006, the aggregate total assets and total liabilities of these investments amounted to $30.3 million and $18.3 million, respectively, and were recorded in other assets and other liabilities, respectively.

Note 5 — Stock Compensation Plans
General
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using the modified prospective method of transition. As a result of implementing SFAS No. 123(R), we recorded $1.9 million and $3.8 million of additional compensation expense covering stock options during the three and six months ended June 30, 2006, respectively. Including restricted stock and restricted stock units, total stock-based compensation expense recorded for the three and six months ended June 30, 2006 was $5.9 million and $13.4 million, respectively. The total income tax benefit recognized on stock-based compensation was $2.3 million and $5.2 million for the three and six months ended June 30, 2006, respectively. At June 30, 2006 there was $50.2 million of unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted average period of 2.1 years.
The following table sets forth pro forma net income and earnings per share for the three months ended June 30, 2005 and for the indicated periods, assuming the adoption of SFAS No. 123(R) as of January 1, 2005, during which the fair value based method was not used to account for stock-based compensation.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2005	June 30, 2005	February 28, 2005
Net Income, as reported	$95,595	$119,223	$10,448
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,925	3,434	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Effect of accelerated vesting of stock options in connection with The Toronto-Dominion Bank transaction		—	(9,293)
Other	(5,152)	(5,807)	(2,159)

Pro forma net income	$93,368	$116,850	($1,004)

Earnings per share
Basic — As reported	$0.55	$0.68	$0.06
Pro forma	$0.54	$0.67	($0.01)
Diluted — As reported	$0.55	$0.68	$0.06
Pro forma	$0.54	$0.66	($0.01)
Stock Options
The 2003 Equity Incentive Plan and the 1996 Equity Incentive Plan, which have been approved by our shareholders, authorize grants of options and other stock-based awards to our directors, officers and employees for up to 25 million shares of TD Banknorth common stock in the aggregate. At June 30, 2006, there were 4.7 million shares available for grant under these plans.
Options are granted under the plans at an exercise price equal to the fair market value of the common stock at the date of grant. The options granted generally vest ratably over three years, expire ten years from the date of the grant and are subject to forfeiture if certain vesting requirements are not met.
The following table presents the weighted average fair value and related assumptions using the Black Scholes option-pricing model for all stock options granted during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1 2005, to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Weighted average fair value	$5.03	$4.64	$5.03	$5.45	—
Expected dividend yield	2.96%	2.57%	2.96%	2.32%	—
Risk-free interest rate	5.01%	3.77%	5.01%	4.17%	—
Expected life	6.0 years	7.5 years	6.0 years	7.5 years	—
Volatility	15.18%	13.09%	15.18%	13.09%	—
Expected dividend yield is based on our annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. Treasury constant maturity yield at grant date, the term of which equals the expected life of the options. Expected life is estimated based on our analysis of historical exercise patterns for multiple classes of participants. Expected volatility is based on historical volatility trends since March 15, 2005, a date shortly after the sale of a majority interest in us to The Toronto-Dominion Bank which we believe to be the most representative estimate of expected volatility over the expected life of the options.
The following table summarizes all activity with respect to stock options granted under our stock compensation plans during the six months ended June 30, 2006.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value (000’s)
Outstanding at January 1, 2006	10,228,728	$26.75
Granted	30,000	29.39
Granted in acquisitions	259,270	19.78
Exercised	(314,465)	23.47
Cancelled and forfeited	(192,880)	29.81

Outstanding at June 30, 2006	10,010,653	$26.63	7.03 years	$31,880	(1)

Options exercisable at June 30, 2006	6,415,937	$24.92	5.93 years	$30,457	(1)

(1)	Based on the closing stock price on June 30, 2006 of $29.45.
The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $699 thousand and $2.0 million, respectively, and $1.0 million during the three months ended June 30, 2005, $1.7 million during the period March 1, 2005 to June 30, 2005 and $45.9 million during the period January 1, 2005 to February 28, 2005. The actual tax benefit realized for the tax deduction from option exercises totaled $287 thousand and $735 thousand for the three and six months ended June 30, 2006. The tax benefit is reflected in financing activities in the Consolidated Statement of Cash Flows.
The total fair value of options vested during the three and six months ended June 30, 2006 was $1.7 million and $5.2 million, respectively, and $733 thousand during the three months ended June 30, 2005, $20.2 million during the period March 1, 2005 to June 30, 2005 and $209 thousand during the period January 1, 2005 to February 28, 2005.
Cash received from option exercises during the three and six months ended June 30, 2006 was $2.3 million and $7.4 million, respectively.
The following table summarizes the activity in our nonvested options during the six months ended June 30, 2006.

		Weighted
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	4,705,537	$5.44
Granted	—	—
Vested	(940,119)	5.57
Forfeited	(170,702)	5.28

Nonvested at June 30, 2006	3,594,716	5.41

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
The following table summarizes the activity in our nonvested restricted stock and restricted stock units awards during the six months ended June 30, 2006.

		Weighted
	Restricted Stock	Average
	and Resticted	Grant-Date
Restricted Stock and Restricted Stock Units	Stock Units	Fair Value
Nonvested at January 1, 2006	1,306,155	$30.05
Granted	277,824	29.93
Vested	(16,932)	30.41
Forfeited	(128,893)	29.97

Nonvested at June 30, 2006	1,438,154	29.41

Exercisable at June 30, 2006	30,355	30.48

The total fair value of restricted stock and restricted stock units vested was $492 thousand for each of the three and six months ended June 30, 2006 and $872 for the three months ended June 30, 2005 and for the period March 1, 2005 to June 30, 2005. No restricted stock units vested during the period January 1, 2005 to February 28, 2005.
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
The following table summarizes the activity under our employee stock purchase plan during the periods indicated.

	Employee Stock Purchase Plan (1)
	Shares	Shares	Average
	Purchased	Available	Price	Expense
January 1, 2006 to June 30, 2006 (Successor)	56,163	815,884	$29.45	$52
March 1, 2005 to June 30, 2005 (Successor)	52,943	955,308	$29.80	$227	(2)
January 1, 2005 to February 28, 2005 (Predecessor)	43,674	1,008,251	$26.55	$205	(2)

(1)	The maximum number of shares which may be issued under the Employee Stock Purchase Plan, as amended, is 2,852,000.

(2)	Pro forma expense.
Note 6 — Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell consist of the purchase of a security with the commitment by us to resell the security to the original seller at a specified price. The difference between the purchase price and the predetermined sales price on a resale agreement is recorded as interest income. Our policy is to take possession of the securities purchased. We pledge certain of these securities to collateralize public deposits and borrowings. At June 30, 2006, we had $2.0 billion of securities purchased under agreements to resell which mature in 2006 and 2007. There were no securities purchased under agreements to resell at December 31, 2005.
Note 7 — Securities Available for Sale
The following table presents the fair value of our investments with continuous unrealized losses for less than one year and more than one year at June 30, 2006.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U. S. Government obligations and obligations of U.S. Government agencies and corporations	4	$447,842	$5,577	1	$998	$1	5	$448,840	$5,578
Tax-exempt bonds and notes	34	20,768	417	82	42,519	1,001	116	63,287	1,418
Other bonds and notes	57	101,802	1,824	33	42,104	749	90	143,906	2,573
Mortgage-backed securities	545	1,083,856	43,263	407	237,960	9,807	952	1,321,816	53,070
Collateralized mortgage obligations	4	73,669	2,268	10	1,825	20	14	75,494	2,288
Equity securities	1	148	2	1	119	22	2	267	24

	645	$1,728,085	$53,351	534	$325,525	$11,600	1,179	$2,053,610	$64,951

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

At June 30, 2006, U.S. Government obligations and obligations of U.S. Government agencies and corporations included five securities which had unrealized losses, consisting of four U.S. Treasury notes and one U.S. Government agency security. Market value declines were due to changes in interest rates since the date of purchase.
Note 8 — Goodwill and Other Intangible Assets
The following table summarizes activity in our goodwill and identifiable intangible asset accounts during the periods indicated and the amortization expense of identifiable intangible assets during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles (1)	Intangibles
Balance, December 31, 2005	$4,547,604	$476,840	$191,525	$668,365
Recorded during the year	1,467,949	176,549	45,917	222,466
Amortization expense	—	(68,058)	(9,116)	(77,174)
Adjustment of purchase accounting estimates	4,264	—	(5,284)	(5,284)

Balance, June 30, 2006	$6,019,817	$585,331	$223,042	$808,373

Estimated Annual Amortization Expense:
Remaining 2006	—	$69,673	$9,281	$78,954
2007	—	110,029	17,845	127,874
2008	—	86,670	16,806	103,476
2009	—	70,220	16,182	86,402
2010	—	56,725	15,435	72,160
Thereafter	—	192,014	145,136	337,150

(1)	Other identifiable intangible assets include $2,357 related to the minimum pension liability that is not amortized.
The following table sets forth the components of our identifiable intangible assets at June 30, 2006.

	June 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$742,548	$157,217	$585,331
Other identifiable intangibles:
Loan relationship intangibles	133,535	8,212	125,323
Other identifiable intangibles	112,989	15,270	97,719

	246,524	23,482	223,042

Total	$989,072	$180,699	$808,373

Note 9 — Deposits
Certificates of deposits of $100,000 or more amounted to $2,478,773 and $1,623,476 at June 30, 2006 and December 31, 2005, respectively.

Note 10 — Short-term Borrowings
Short-term borrowings are all borrowings with an original maturity of one year or less. The following table sets forth our short-term borrowings at the dates indicated.

	June 30, 2006	December 31, 2005
Securities sold under agreements to repurchase — retail	$1,437,290	$1,668,139
Federal funds purchased	1,817,478	1,563,000
Treasury, tax and loan notes	25,000	54,401
Federal Home Loan Bank advances	—	400,000

	$3,279,768	$3,685,540

Note 11 — Long-term Debt
The following table sets forth our long-term debt (debt with original maturities of more than one year) at the dates indicated.

	June 30, 2006	December 31, 2005
Federal Home Loan Bank advances	$90,615	$151,609
Securities sold under agreements to repurchase — retail	15,136	107,952
Junior subordinated debentures issued to affiliated trusts	524,081	366,237
Subordinated debt due 2006	24,708	—
Subordinated debt due 2011	222,750	225,188
Subordinated debt due 2012	216,191	—
Subordinated debt due 2022	241,892	232,158
Senior notes 3.75%, due 2008	149,162	148,914
Other long-term debt	6,151	6,372

Total	$1,490,686	$1,238,430

Borrowings callable by the lender amounted to $40.0 million and $90.0 million at June 30, 2006 and December 31, 2005, respectively.
Note 12 — Changes in Accumulated Other Comprehensive Income
The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Successor			Successor
	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Change in unrealized gain (loss) on securities available for sale	($20,577)	$7,202	($13,375)	$68,932	($24,120)	$44,812
Change in unrealized gain (loss) on cash flow hedges	7,207	(2,523)	4,684	37,997	(14,594)	23,403
Reclassification adjustment for losses (gains) realized in net income	(7,614)	2,665	(4,949)	(15,314)	5,360	(9,954)

Net change in unrealized gains (losses)	($20,984)	$7,344	($13,640)	$91,615	($33,354)	$58,261

	Successor			Successor			Predecessor
	Six Months Ended			March 1, 2005 to			January 1, 2005 to
	June 30, 2006			June 30, 2005			February 28, 2005
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Change in unrealized gain (loss) on securities available for sale	($43,662)	$15,282	($28,380)	$23,626	($8,269)	$15,357	($42,769)	$14,975	($27,794)
Change in unrealized gain (loss) on cash flow hedges	10,076	(3,527)	$6,549	37,554	(14,439)	23,115	(7,851)	(48)	(7,899)
Reclassification adjustment for losses (gains) realized in net income	(3,818)	1,336	(2,482)	(11,387)	3,985	(7,402)	46,834	(16,392)	30,442

Net change in unrealized gains (losses)	($37,404)	$13,091	($24,313)	$49,793	($18,723)	$31,070	($3,786)	($1,465)	($5,251)

Note 13 — Acquired Impaired Loans
In connection with our acquisition of Hudson on January 31, 2006, we acquired commercial business loans for which there was, at acquisition, deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. In addition, we had impaired loans at the time The Toronto-Dominion Bank acquired a majority interest in us on March 1, 2005. These acquired loans are not accounted for using the income recognition model because the timing of cash flows expected to be collected cannot be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income on impaired loans is recognized on the cost recovery method in connection with these loans.
The following table summarizes acquired impaired loans at June 30, 2006.

	Impaired loans associated with:
	The Toronto-
	Dominion Bank	Hudson
	Transaction	Acquisition	Total
Contractually required principal payments receivable at acquisition	$84,078	$14,526	$98,604
Cash flows expected to be collected at acquisition	42,925	11,897	54,822
Basis in acquired loans at acquisition	42,925	11,897	54,822
Carrying value of loans at June 30, 2006	6,493	7,426	13,919
In connection with The Toronto-Dominion Bank’s acquisition of a majority interest in us on March 1, 2005, $21.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of our impaired loans.
Note 14 — Other Noninterest Income
The following table sets forth the primary categories of our other noninterest income during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Loan fee income	$15,524	$8,891	$27,917	$11,263	$4,549
Income on restricted stock	3,339	2,202	7,921	3,111	1,487
Mortgage banking services income	1,326	2,330	2,560	2,734	923
Venture capital income (loss)	434	10	942	(96)	(297)
Covered call option premiums	—	1,058	922	2,716	1,412
Miscellaneous income	5,835	4,070	10,394	5,021	1,030

Total	$26,458	$18,561	$50,656	$24,749	$9,104

The following table presents the significant components of our mortgage banking services income during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Mortgage banking services income
Gains on sales and fee income	$766	$1,741	$1,409	$2,193	$460
Net effect of derivatives	(26)	82	36	(165)	159

	740	1,823	1,445	2,028	619
Residential mortgage servicing income	586	507	1,115	706	304

	$1,326	$2,330	$2,560	$2,734	$923

Note 15 – Pension and Other Postretirement Plans
The following table presents the amount of net periodic benefit cost recognized by us during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
Components of net periodic benefit cost:	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Qualified Pension
Service cost	$4,716	$3,552	$9,191	$4,736	$2,369
Interest cost	4,553	3,378	8,823	4,504	2,253
Expected return on plan assets	(7,652)	(5,508)	(14,837)	(7,344)	(3,672)
Recognized actuarial loss	—	—	—	—	809
Net amortization and deferral	—	—	—	—	(38)

Net periodic benefit cost	$1,617	$1,422	$3,177	$1,896	$1,721

Nonqualified Pension
Service cost	$236	$215	$472	$287	$106
Interest cost	728	563	1,397	751	305
Amortization of prior service costs	312	298	624	430	—
Recognized actuarial loss	—	—	—	—	84
Net amortization and deferral	—	—	—	—	41

Net periodic benefit cost	$1,276	$1,076	$2,493	$1,468	$536

Other Postretirement Benefits
Service cost	$50	$57	$100	$76	$37
Interest cost	339	321	678	428	214
Recognized actuarial loss	(64)	—	(128)	—	36
Net amortization and deferral	—	—	—	—	89

Net periodic benefit cost	$325	$378	$650	$504	$376

We expect to contribute approximately $30.3 million to our pension plans in 2006, none of which is required to satisfy minimum funding requirements. The discretionary contribution is anticipated to be paid in December after final review of the 2006 pension obligation and, as in prior years, is expected to be paid entirely in cash.
Note 16 – Merger and Restructuring Costs
The following table summarizes our merger and restructuring costs during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28, 2005
Restructuring Costs
Personnel costs	$88	$—	$10,711	$—	$—
Branch closings	374	—	374	—	—

	462	—	11,085	—	—

Interchange Financial Services Corporation Merger Charges
Personnel costs	5	—	5	—	—
Other costs	72	—	72	—	—

	77		77

Hudson United Bancorp Merger Charges
Personnel costs	3,868	—	3,936	—	—
Systems conversion and integration/customer communications	6,354	—	11,795	—	—
Other costs	3,242	—	5,028	—	—

	13,464	—	20,759	—	—

The Toronto-Dominion Bank Merger Charges
Transaction costs	(374)	—	(339)	1,503	18,148
Personnel costs	663	1,764	2,088	2,654	2,285
Name change	256	2,177	549	2,201	2,061
Other costs	—	18	—	59	2,941

	545	3,959	2,298	6,417	25,435

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	7	284	19	735	673
Systems conversion and integration/customer communications	—	273	—	631	987
Other costs	4	584	16	958	211

	11	1,141	35	2,324	1,871

Other Merger Charges
American Financial Holdings, Inc. Merger Charges	—	27	7	189	117
First & Ocean Bancorp Merger Charges	—	18	—	19	1
Foxborough Savings Bank Merger Charges	—	—	—	9	11
CCBT Financial Companies, Inc. Merger Charges	24	198	140	312	(171)
Other Costs	—	25	—	25	—

	24	268	147	554	(42)

Total Merger and Restructuring Costs	$14,583	$5,368	$34,401	$9,295	$27,264

Personnel costs for Hudson and BostonFed include costs for 395 and 250 released employees, respectively.
The following table summarizes activity in the accruals for merger and restructuring costs during the periods indicated.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Restructuring	Cash	and Other	Balance
	12/31/05	at Acquisition	Costs	Payments	Adjustments	6/30/06
Restructuring costs	$—	$—	$11,085	($11,085)	$—	$—
Interchange Merger	—	—	77	(77)	—	—
Hudson United Bancorp Merger	—	46,324	20,759	(53,058)	—	14,025
The Toronto-Dominion Bank Merger	459	—	2,298	(2,381)	(376)	—
BostonFed Bancorp, Inc. Merger	1,935	—	35	(212)	(70)	1,688
CCBT Financial Companies, Inc. Merger	—	—	140	(140)	—	—
American Financial Holdings, Inc. Merger	—	—	7	(7)	—	—

Total	$2,394	$46,324	$34,401	($66,960)	($446)	$15,713

Note 17 – Earnings Per Share
The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following outstanding options to purchase shares of common stock because they were antidilutive.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
(in actual shares)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	February 28,2005
Antidilutive effect of options outstanding	2,046,151	2,139,362	2,016,151	1,624,205	—
Note 18 – Related Party Transactions
We and our subsidiaries participate in various transactions with The Toronto-Dominion Bank and its affiliates. Transactions involving our banking subsidiary, TD Banknorth, NA and its nonbanking affiliates (including TD Banknorth and The Toronto-Dominion Bank) are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth, NA as those prevailing at the time for similar non-affiliate transactions. Transactions between The Toronto-Dominion Bank and TD Banknorth and their respective affiliates have included interest rate swap agreements, foreign exchange activities, international services, cost reimbursements, referral fees, intercompany deposits and borrowings and TD Banknorth’s sale of 29.6 million shares of common stock to The Toronto-Dominion Bank for $941.8 million in connection with the Hudson acquisition on January 31, 2006.
The following table sets forth the amounts due to and from The Toronto-Dominion Bank and off-balance sheet transactions with The Toronto-Dominion Bank at June 30, 2006.

	June 30, 2006	December 31, 2005
Cash and due from banks	$6,052	$1,694
Other assets:
Positive fair value marks on derivatives	31,763	8,090
Accounts receivable	—	1,396
Deferred tax asset	2,722	2,868
Deferred debt issuance costs	1,062	1,110
Interest-bearing deposits from The Toronto-Dominion Bank	32,364	15,013
Other liabilities:
Negative fair value marks on derivatives	2,956	2,856
Accounts payable	100	—
Shareholders’ Equity
Accumulated other comprehensive income	(5,056)	(8,865)
Broker commissions paid to TD Securities for common stock repurchases	(476)	(306)
Off-balance sheet transactions (notional amounts):
Interest rate swaps and caps	881,258	606,256
Foreign exchange contracts	125,859	39,557

The effect on pre-tax income of transactions with The Toronto-Dominion Bank was an increase of $13.9 million and $1.9 million during the three months ended June 30, 2006 and 2005, respectively, and $16.2 million and $9.8 million during the six months ended June 30, 2006 and the period March 1, 2005 to June 30, 2005, respectively. Included in the 2006 amounts are pretax income of $10.7 million and $9.7 million from changes in foreign currency translation rates on our cross currency swap hedge for the three and six months ended June 30, 2006. The cross currency swap hedge originated in 2006; therefore there were no translation amounts in 2005.
We and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, Basel II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. Monthly billings under this agreement averaged $0.6 million during the quarter ended June 30, 2006.
In September 2005, TD Banknorth, NA issued subordinated notes denominated in Canadian currency totaling $270 million (or approximately $229 million in U.S. dollars). The Canada Trust Company, a wholly-owned subsidiary of The Toronto-Dominion Bank, is the issuing and paying agent, note registrar and calculation agent for the notes.
Note 19 – Subsequent Events
On April 13, 2006, we entered into an agreement to acquire Interchange Financial Services Corporation (“Interchange”) for $480.6 million in an all-cash transaction. Interchange, which is headquartered in Saddle Brook, New Jersey, had $1.6 billion in assets and $1.3 billion in deposits at March 31, 2006. Subject to the terms and conditions of the agreement, each outstanding share of Interchange common stock will be converted into the right to receive $23.00 in cash per share. The agreement has been approved by our Board of Directors and Interchange’s Board of Directors.
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
TD BANKNORTH INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)
General
We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. At June 30, 2006, we had consolidated assets of $40.3 billion and consolidated shareholders’ equity of $8.2 billion.
Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At June 30, 2006, TD Banknorth, NA had 587 banking offices in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont and served approximately 1.5 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning, private label credit cards for certain retailers and other businesses, insurance premium financing and insurance agency services.
Executive Overview
•	Diluted earnings per share were $0.41 per share for the three months ended June 30, 2006 as compared to $0.55 per share for the comparable period in 2005. This decrease was primarily attributable to non-recurring gains on certain derivatives in June 2005 ($0.06 per diluted share), increased merger and restructuring charges ($0.04 per diluted share), a five basis point decline in net interest margin, and increased provisions for loan and lease losses.

•	For the six month periods ended June 30th, diluted earnings per share amounted to $0.77 per share in 2006 as compared to $0.72 per share in 2005. This increase was primarily due to losses recorded on a balance sheet deleveraging program in 2005 ($0.23 per diluted share), non-recurring gains on certain derivatives in 2005 ($0.02 per diluted share), increased amortization of identifiable assets related to the TD transaction and the acquisition of Hudson ($0.07 per diluted share), a nine basis point decline in net interest margin, and increased provisions for loan and lease losses.

•	We completed the acquisition of Hudson on January 31, 2006 and successfully completed the systems conversion in May 2006.

•	Although the net interest margin increased to 4.07% in the second quarter of 2006 from 3.83% in the first quarter of 2006, we continue to see intense competition for high quality loans and deposits. This 24 basis point increase in margin was due largely to the benefits of balance sheet deleveraging and restructuring programs completed in the first quarter of 2006 under which we sold $2.5 billion of our mortgage-backed securities and used the proceeds to purchase shorter-duration investments, and sold an additional $2.5 billion of securities acquired in the Hudson merger and used the proceeds to repay a similar amount of borrowings. These transactions will not have a material effect on our net income in 2006, but will reduce our interest rate sensitivity.

•	Our total risk-based capital ratio was 11.15% at June 30, 2006 compared to 11.73% at December 31, 2005. Our tangible equity to tangible assets ratio was 5.06% at June 30, 2006 compared to

5.69% at December 31, 2005. These ratios declined due to share repurchases made after the completion of the Hudson acquisition.

•	In April 2006, Standard & Poor’s Services raised its counterparty credit rating on us to “A-1” from “BBB” and the counterparty credit ratings on related entities, including TD Banknorth, NA to “A/A-1” from “BBB+/A-2.”
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
Financial information presented herein for all dates and periods prior to completion of The Toronto-Dominion Bank transaction on March 1, 2005 reflects our historical basis of accounting, and financial information presented herein for all dates and periods from and after March 1, 2005 reflect the adjusted values of our assets and liabilities resulting from the application of purchase accounting on that date. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein for 2005 combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to March 31, 2005) to present “combined” results for quarter ended March 31, 2005. Because of the effects of accounting for The Toronto-Dominion Bank transaction under the purchase method effective March 1, 2005, information on a combined basis for the six months ended June 30, 2005 may not be comparable to information for the six months ended June 30, 2006.
The following table sets forth selected income data on a historical basis for the period January 1, 2005 to February 28, 2005, on a fair value basis for the period March 1, 2005 to June 30, 2005 and on a combined basis for the six months ended June 30, 2005 and on a successor basis for the six months ended June 30, 2006.

Table 1 — Selected Income Data

	Successor	Combined	Successor	Predecessor
	Six Months Ended	Six Months Ended	March 1, 2005 to	January 1, 2005 to
	June 30, 2006	June 30, 2005	June 30, 2005	February 28, 2005
Interest and dividend income:
Interest and fees on loans and leases	$811,560	$561,431	$384,482	$176,949
Interest and dividends on securities	137,761	124,664	73,481	51,183

Total interest and dividend income	949,321	686,095	457,963	228,132

Interest expense:
Interest on deposits	241,471	93,569	62,875	30,694
Interest on borrowed funds	118,573	87,160	54,506	32,654

Total interest expense	360,044	180,729	117,381	63,348

Net interest income	589,277	505,366	340,582	164,784
Provision for loan and lease losses	15,619	5,666	4,597	1,069

Net interest income after provision for loan and lease losses	573,658	499,700	335,985	163,715

Noninterest income:
Deposit services	81,105	59,935	41,576	18,359
Insurance agency commissions	30,390	27,496	19,244	8,252
Merchant and electronic banking income, net	33,792	27,841	20,090	7,751
Wealth management services	23,083	20,899	13,940	6,959
Bank-owned life insurance	15,391	12,203	8,034	4,169
Investment planning services	10,501	10,150	7,335	2,815
Net securities losses	(10)	(49,036)	(2,488)	(46,548)
Loans held for sale — Lower of cost or market adjustment	—	(7,114)	386	(7,500)
Change in unrealized loss on derivatives	—	6,664	6,664	—
Other noninterest income	50,656	33,853	24,749	9,104

	244,908	142,891	139,530	3,361

Noninterest expense:
Compensation and employee benefits	252,933	205,964	137,987	67,977
Occupancy	51,044	35,968	24,557	11,411
Equipment	31,416	25,819	17,379	8,440
Data processing	31,021	22,652	15,419	7,233
Advertising and marketing	18,197	14,781	10,408	4,373
Amortization of identifiable intangible assets	77,174	43,152	41,591	1,561
Merger and restructuring costs	34,401	36,559	9,295	27,264
Prepayment penalties on borrowings	—	6,303	3	6,300
Other noninterest expense	66,918	52,244	36,357	15,887

	563,104	443,442	292,996	150,446

Income before income tax expense	255,462	199,149	182,519	16,630
Provision for income taxes	83,203	69,478	63,296	6,182

Income from continuing operations	172,259	129,671	119,223	10,448

Discontinued operations
Loss from discontinued operations	(4,807)	—	—	—
Income tax benefit	2,141	—	—	—

Loss from discontinued operations, net of tax	(2,666)	—	—	—

Net income	$169,593	$129,671	$119,223	$10,448

Basic earnings per share
Income from continuing operations	$0.79	$0.73
Loss from discontinued operations, net of tax	($0.02)	—
Net Income	$0.77	$0.73

Diluted earnings per share
Income from continuing operations	$0.78	$0.72
Loss from discontinued operations, net of tax	($0.01)	—
Net Income	$0.77	$0.72
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

During 2005 and 2006, we acquired the two financial institutions listed below. Our financial statements include the results of these bank acquisitions since the date of acquisition.
Table 2 — Acquisitions

	Date
Acquisition	Acquired	Loans	Deposits
		(in millions)	(in millions)
Hudson United Bancorp	1/31/2006	$5,220	$6,892
BostonFed Bancorp, Inc.	1/21/2005	$1,227	$1,047
For additional information, see Note 3 to the Consolidated Financial Statements.
Table 3 — Selected Quarterly Data
The following table sets forth selected quarterly data, ratios and per share data during the periods indicated.

			2006		2005
			Second	First	Fourth	Third	Second

Condensed Income Statement
Interest income			$492,823	$456,499	$363,917	$350,679	$342,447
Interest expense			185,990	174,055	120,477	101,682	89,819

Net interest income	(A	)	306,833	282,444	243,440	248,997	252,628
Provision for loan and lease losses			8,719	6,900	6,000	5,500	3,597

Net interest income after provision for loan and lease losses			298,114	275,544	237,440	243,497	249,031
Noninterest income (1)	(B	)	127,068	117,839	60,097	103,607	117,272
Noninterest expense, excluding merger and restructuring costs	(C	)	271,485	257,218	210,700	210,566	214,965
Merger and restructuring costs	(D	)	14,583	19,818	4,957	1,163	5,368

Income before income taxes			139,114	116,347	81,880	135,375	145,970
Income tax expense			44,405	38,799	26,315	46,634	50,375
Loss from discontinued operations, net of tax			(1,323)	(1,342)	—	—	—

Net income			$93,386	$76,206	$55,565	$88,741	$95,595

Weighted average shares outstanding:
Basic			228,130	209,690	173,745	173,661	173,428
Diluted			228,777	210,444	174,427	174,398	174,261

Basic earnings per share
Income from continuing operations			$0.42	$0.37	$0.32	$0.51	$0.55
Loss from discontinued operations, net			($0.01)	($0.01)	$0.00	$0.00	$0.00
Net income			$0.41	$0.36	$0.32	$0.51	$0.55

Diluted earnings per share
Income from continuing operations			$0.41	$0.37	$0.32	$0.51	$0.55
Loss from discontinued operations, net			$0.00	($0.01)	$0.00	$0.00	$0.00
Net income			$0.41	$0.36	$0.32	$0.51	$0.55

Financial Ratios
Return on average assets (2)			0.93%	0.79%	0.69%	1.11%	1.20%
Return on average equity (2)			4.58%	4.07%	3.42%	5.44%	5.98%
Net interest margin (fully-taxable equivalent) (2)			4.07%	3.83%	3.96%	4.09%	4.12%
Noninterest income as a percent of total income (3)			29.29%	29.44%	19.80%	29.38%	31.70%
Efficiency ratio (4)			65.93%	69.21%	71.05%	60.05%	59.57%

Per Share Data
Book value per share			$35.93	$35.80	$37.34	$37.23	$37.33
Dividends per share			$0.22	$0.22	$0.22	$0.22	$0.20

(1)	Noninterest income included net securities losses of $45 million in the fourth quarter of 2005 as part of the balance sheet restructuring/deleveraging program.

(2)	Annualized.

(3)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(4)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).

Net Interest Income and Margin
Fully-taxable equivalent net interest income for the second quarter of 2006 increased $55.0 million, or 22%, compared to the second quarter of 2005 due primarily to the acquisition of Hudson on January 31, 2006. The acquisition of Hudson increased net earning assets by approximately 30%. The increase in net interest income related to Hudson was offset in part by lower spreads from the impact of a flattening yield curve.
Net interest margin was 4.07% in the second quarter of 2006 compared to 4.12% in the second quarter of 2005. The five basis point decline was due primarily to the rates paid on interest-bearing liabilities increasing more than the yield on loans, reflecting both rising short-term interest rate and the competitive environment for loans and deposits. The Federal Reserve Board raised its overnight federal funds rate four times during 2006 to date and eight times during 2005; each time the rate increased by 25 basis points (or 1/4 of 1%). The weighted average cost of deposits increased by 132 basis points and the weighted average cost of borrowings increased by 119 basis points for the quarter ended June 30, 2006 compared to the same period last year, while the weighted average yield on loans increased by 101 basis points and the weighted average yield on total earning assets increased by 94 basis points during this same period.
The effect of rising short-term rates and the flattening of the yield curve on our net interest margin was mitigated by balance sheet deleveraging and restructuring programs in 2005 and early 2006, as well as an increase in non-interest bearing deposits as a percentage of earning assets. The balance sheet deleveraging and restructuring programs in 2005 and early 2006 resulted in:
•	Loans representing a higher percentage of average earning assets (loans comprised 84% of average earning assets during the second quarter of 2006 compared to 81% during the second quarter of 2005); and

•	a reduction in borrowings as a percent of total interest-bearing liabilities (borrowings comprised 18% of average interest-bearing liabilities during the second quarter of 2006 compared to 25% during the first quarter of 2005).
For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, fully taxable equivalent net interest income increased by $85 million and the net interest margin declined by nine basis points, for the same reasons as discussed above (i.e. the acquisition of Hudson, rising short-term rates and balance sheet deleveraging/restructuring programs). For more information on our balance sheet restructuring and deleveraging programs, see Note 14 to the Consolidated Financial Statements.
Table 4 sets forth, for the three and six months ended June 30, 2006 and 2005, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 4 — Average Balances, Yields and Rates

	Successor			Successor
	2006 Second Quarter			2005 Second Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,901,974	$40,247	5.55%	$3,665,306	$49,737	5.43%
Commercial real estate mortgages	8,791,585	151,573	6.92%	6,658,257	97,389	5.87%
Commercial business loans and leases	6,456,262	114,963	7.18%	4,162,669	59,336	5.72%
Consumer loans and leases	7,170,723	115,074	6.44%	5,686,240	83,620	5.90%
Credit card receivables	403,101	12,562	12.50%	—	—	—

Total loans and leases	25,723,645	434,419	6.78%	20,172,472	290,082	5.77%
Investment securities (3)	2,339,284	30,606	5.23%	4,578,749	54,060	4.72%
Securities purchased under agreements to resell	2,426,434	30,249	4.93%	—	—	—
Federal funds sold and other short-term investments	11,349	98	3.48%	12,574	77	2.44%

Total earning assets	30,500,712	495,372	6.51%	24,763,795	344,219	5.57%

Bank-owned life insurance	769,784			557,665
Goodwill	6,016,959			4,536,952
Indentifiable intangible assets	833,508			746,331
Other noninterest-earning assets	2,136,123			1,403,735

Total assets	$40,257,086			$32,008,478

Interest-bearing deposits:
Regular savings	$4,336,225	14,042	1.30%	$2,696,236	1,973	0.29%
NOW and money market accounts	9,837,884	62,086	2.53%	8,031,408	24,425	1.22%
Certificates of deposit	6,649,366	55,480	3.35%	4,786,696	20,998	1.76%
Brokered deposits	256,872	3,174	4.96%	76,441	731	3.84%
Deposits in foreign office	783	8	3.85%	—	—	—

Total interest-bearing deposits	21,081,130	134,790	2.56%	15,590,781	48,127	1.24%
Borrowed funds	4,622,370	51,200	4.44%	5,140,876	41,692	3.25%

Total interest-bearing liabilities	25,703,500	185,990	2.90%	20,731,657	89,819	1.74%

Non-interest bearing deposits	5,682,032			4,351,905
Deferred tax liability related to identifiable intangible assets	333,871			264,676
Other liabilities	353,817			244,650
Shareholders’ equity	8,183,866			6,415,590

Total liabilities and shareholders’ equity	$40,257,086			$32,008,478

Net earning assets	$4,797,212			$4,032,138

Net interest income (fully-taxable equivalent)		309,382			254,400
Less: fully-taxable equivalent adjustments		(2,549)			(1,772)

Net interest income		$306,833			$252,628

Net interest rate spread (fully-taxable equivalent)			3.61%			3.83%
Net interest margin (fully-taxable equivalent)			4.07%			4.12%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

Table 4 — Average Balances, Yields and Rates

	Successor			Combined
	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,909,401	$80,517	5.53%	$3,735,498	$98,533	5.28%
Commercial real estate mortgages	8,396,305	283,776	6.82%	6,553,657	192,167	5.91%
Commercial business loans and leases	6,110,198	209,322	6.94%	4,091,063	115,335	5.68%
Consumer loans and leases	7,040,377	220,542	6.32%	5,594,277	157,858	5.69%
Credit card receivables	323,636	20,406	12.71%	—	—	—

Total loans and leases	24,779,917	814,563	6.63%	19,974,495	563,893	5.68%
Investment securities (3)	3,977,890	101,913	5.12%	5,338,825	125,556	4.70%
Securities purchased under agreements to resell	1,511,080	37,444	4.93%	—	—	—
Federal funds sold and other short-term investments	13,255	238	3.63%	12,003	160	2.69%

Total earning assets	30,282,142	954,158	6.35%	25,325,323	689,609	5.48%

Bank-owned life insurance	733,925			551,842
Goodwill	5,764,814			3,532,889
Indentifiable intangible assets	817,615			524,947
Other noninterest-earning assets	2,040,514			1,424,746

Total assets	$39,639,010			$31,359,747

Interest-bearing deposits:
Regular savings	$4,023,863	23,308	1.17%	$2,669,867	3,854	0.29%
NOW and money market accounts	9,507,085	110,698	2.35%	8,059,616	45,387	1.14%
Certificates of deposit	6,438,869	101,936	3.19%	4,742,817	42,963	1.83%
Brokered deposits	234,405	5,521	4.75%	71,179	1,365	3.87%
Deposits in foreign office	394	8	3.85%	—	—	—

Total interest-bearing deposits	20,204,616	241,471	2.41%	15,543,479	93,569	1.21%
Borrowed funds	5,448,586	118,573	4.38%	5,644,617	87,160	3.11%

Total interest-bearing liabilities	25,653,202	360,044	2.83%	21,188,096	180,729	1.72%

Non-interest bearing deposits	5,425,567			4,287,179
Deferred tax liability related to identifiable intangible assets	324,735			134,551
Other liabilities	342,037			297,194
Shareholders’ equity	7,893,469			5,452,727

Total liabilities and shareholders’ equity	$39,639,010			$31,359,747

Net earning assets	$4,628,940			$4,137,227

Net interest income (fully-taxable equivalent)		594,114			508,880
Less: fully-taxable equivalent adjustments		(4,837)			(5,314)

Net interest income		$589,277			$503,566

Net interest rate spread (fully-taxable equivalent)			3.52%			3.76%
Net interest margin (fully-taxable equivalent)			3.95%			4.04%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

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
Table 5 — Rate /Volume Analysis

	Three Months Ended			Six Months Ended
	June 30, 2006 (Successor) vs. Three Months Ended			June 30, 2006 (Successor) vs. Six Months Ended
	June 30, 2005 (Successor)			June 30, 2005 (Combined)
	Increase (decrease) due to			Increase (decrease) due to
			Total			Total
	Volume (1)	Rate	Change	Volume (1)	Rate	Change

Interest income:
Loans and leases	$87,823	$56,514	$144,337	$147,869	$102,801	$250,670
Investment securities	(30,105)	6,651	(23,454)	(36,404)	12,761	(23,643)
Securities purchased under agreements to resell	30,249	—	30,249	37,444	—	37,444
Federal funds sold and other short-term investements	(2)	23	21	9	69	78

Total interest income	87,965	63,188	151,153	148,918	115,631	264,549

Interest expense:
Interest-bearing deposits:
Regular savings	1,795	10,274	12,069	2,785	16,669	19,454
NOW and money market accounts	6,523	31,138	37,661	9,452	55,859	65,311
Certificates of deposit	10,381	24,101	34,482	19,158	39,815	58,973
Brokered deposits	2,175	268	2,443	3,781	375	4,156
Deposits in foreign office	8	—	8	8	—	8

Total interest-bearing deposits	20,882	65,781	86,663	35,184	112,718	147,902
Borrowed funds	(3,614)	13,122	9,508	(2,920)	34,333	31,413

Total interest expense	17,268	78,903	96,171	32,264	147,051	179,315

Net interest income (fully taxable equivalent)	$70,697	($15,715)	$54,982	$116,654	($31,420)	$85,234

(1)	Volume increases include the effects of the acquisition of Hudson United Bancorp on January 31, 2006 and BostonFed Bancorp, Inc. on January 21, 2005.
The following table summarizes the changes in the components of net interest income, average yields and rates paid, net interest margin and average balances during the periods indicated.

Table 6 — Analysis of Net Interest Income

	Successor	Successor		Successor	Combined
	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	Change	June 30, 2006	June 30, 2005	Change
Components of net interest income
Income on earning assets (fully-taxable equivalent)	$495,372	$344,219	$151,153	$954,158	$689,609	$264,549
Expense on interest-bearing liabilities	185,990	89,819	96,171	360,044	180,729	179,315

Net interest income (fully-taxable equivalent)	309,382	254,400	54,982	594,114	508,880	85,234
Less: fully-taxable equivalent adjustments	(2,549)	(1,772)	(777)	(4,837)	(3,514)	(1,323)

Net interest income, as reported	$306,833	$252,628	$54,205	$589,277	$505,366	$83,911

Average balances
Loans and leases	$25,723,645	$20,172,472	$5,551,173	$24,779,917	$19,974,495	$4,805,422
Investment securities	2,339,284	4,578,749	(2,239,465)	3,977,890	5,338,825	(1,360,935)
Securities purchased under agreements to resell	2,426,434	—	2,426,434	1,511,080	—	1,511,080
Federal funds sold and other short-term investments	11,349	12,574	(1,225)	13,255	12,003	1,252

Total earning assets	30,500,712	24,763,795	5,736,917	30,282,142	25,325,323	4,956,819
Total interest-bearing liabilities	25,703,500	20,731,657	4,971,843	25,653,202	21,188,096	4,465,106

Net earning assets	$4,797,212	$4,032,138	$765,074	$4,628,940	$4,137,227	$491,713

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	6.51%	5.57%	0.94%	6.35%	5.48%	0.87%
Rate paid on interest-bearing liabilities	2.90%	1.74%	1.16%	2.83%	1.72%	1.11%

Net interest rate spread (fully-taxable equivalent)	3.61%	3.83%	(0.22%)	3.52%	3.76%	(0.24%)

Net interest margin (fully-taxable equivalent)	4.07%	4.12%	(0.05%)	3.95%	4.04%	(0.09%)

Provision and Allowance for Loan and Lease Losses
The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed under “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section below. Although we use our best judgment in providing for losses, for the reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods, which would adversely affect our results of operations.
We provided $8.7 million and $3.6 million for loan and lease losses in the quarters ended June 30, 2006 and 2005, respectively. In addition to the provisions made for on-balance sheet loans and leases, we provided $300 thousand and $100 thousand for loss reserves related to off-balance sheet loan commitments in the quarters ended June 30, 2006 and 2005, respectively. This provision for off-balance sheet loan commitments is included with other noninterest expense. The increase in the provision for loan and lease losses in the second quarter of 2006 reflects the impact of the acquisition of $5.2 billion in loans from Hudson and increased net charge-offs. The ratio of net charge-offs to average loans and leases was 0.14% (annualized) in the second quarter of 2006 and 0.07% (annualized) in the second quarter of 2005. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 320% at June 30, 2006, as compared to 381% at December 31, 2005 and 335% at June 30, 2005. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets, allowance for credit losses and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.
Noninterest Income
Noninterest income increased by $9.8 million or 8% during the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to increases in deposit services income and other noninterest income, which were partially offset by a reduction in income from the change in unrealized loss on derivatives.
For the six months ended June 30, 2006, noninterest income increased by $102.0 million or 71% as compared to the same period in the prior year. The primary reasons for this increase were (i) a $49.4 million aggregate reduction in net securities losses, loans held for sale- lower of cost or market adjustments and change in unrealized loss on derivatives in the six months ended June 30, 2006, as compared to the same period in the prior year, and (ii) increases in deposit services income of $21.2 million and other noninterest income of $16.8 million.
The following table presents noninterest income during the periods indicated.
Table 7 — Noninterest Income

	Successor	Successor			Successor	Combined
	Three Months Ended	Three Months Ended	Change		Six Months Ended	Six Months Ended	Change
	June 30, 2006	June 30, 2005	Amount	Percent	June 30, 2006	June 30, 2005	Amount	Percent
Noninterest income:
Deposit services	$42,626	$31,751	$10,875	34%	$81,105	$59,935	$21,170	35%
Insurance agency commissions	14,551	13,604	947	7%	30,390	27,496	2,894	11%
Merchant and electronic banking income, net	18,155	14,727	3,428	23%	33,792	27,841	5,951	21%
Wealth management services	11,735	10,395	1,340	13%	23,083	20,899	2,184	10%
Bank-owned life insurance	8,103	6,107	1,996	33%	15,391	12,203	3,188	26%
Investment planning services	5,359	5,462	(103)	(2%)	10,501	10,150	351	3%
Net securities gains (losses)	81	1,439	(1,358)	(94%)	(10)	(49,036)	49,026	(100%)
Loans held for sale — lower of cost or market adjustment	—	386	(386)	(100%)	—	(7,114)	7,114	(100%)
Change in unrealized loss on derivatives	—	14,840	(14,840)	(100%)	—	6,664	(6,664)	(100%)

Other noninterest income:
Loan fee income	15,524	8,891	6,633	75%	27,917	15,812	12,105	77%
Income on restricted stock	3,339	2,202	1,137	52%	7,921	4,598	3,323	72%
Mortgage banking services income	1,326	2,330	(1,004)	(43%)	2,560	3,657	(1,097)	(30%)
Venture capital income (loss)	434	10	424	N/M	942	(393)	1,335	(340%)
Covered call option premiums	—	1,058	(1,058)	(100%)	922	4,128	(3,206)	(78%)
Miscellaneous income	5,835	4,070	1,765	43%	10,394	6,051	4,343	72%

Total other noninterest income	26,458	18,561	7,897	43%	50,656	33,853	16,803	50%

Total noninterest income	$127,068	$117,272	$9,796	8%	$244,908	$142,891	$102,017	71%

N/M	- not meaningful
Deposit services income for the three months ended June 30, 2006 increased $10.9 million, or 34%, compared to the same period last year, primarily due to volume increases from the Hudson acquisition and increases in overdraft fee income resulting from increases in the number of accounts and transactions per account. For the six months ended June 30, 2006, deposit services income increased $21.2 million, or 35%, compared to the same period last year primarily due to volume increases.
Insurance agency commissions for the three months ended June 30, 2006 increased $947 thousand, or 7%, when compared to the same period last year. Commissions from an insurance agency acquired by us in December 2005 and increases in performance-based income were offset in part by lower renewal commissions and new business volume due to a competitive marketplace. In the six months ended June 30, 2006, insurance agency commissions increased by $2.9 million, or 11%, compared to the same period last year due to revenue from acquisitions and increased performance-based income.
Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended June 30, 2006 increased $3.4 million, or 23%, compared to the same period last year and increased $6.0 million, or 21% in the six months ended June 30, 2006. These increases were primarily due to increases in the volume of transactions processed.
Wealth management services income for the three months ended June 30, 2006 increased $1.3 million, or 13%, and increased $2.2 million, or 10%, in the six months ended June 30, 2006 compared to the same respective periods last year. These increases were primarily due to an increase in assets under management, which increased to $12.0 billion at June 30, 2006 from $10.5 billion at June 30, 2005, an increase of $1.5 billion or 14%. Assets under management increased primarily as a result of trust assets acquired from Hudson on January 31, 2006 and new business sales.
Income from bank-owned life insurance (“BOLI”) for the three months ended June 30, 2006 increased $2.0 million, or 33%, compared to the same period last year, and increased $3.2 million, or 26%, in the six months ended June 30, 2006 compared to that same period last year. The cash surrender value of our BOLI was $774.9 million at June 30, 2006 compared to $572.8 million at December 31, 2005. The $202.0 million increase was primarily comprised of amounts acquired in the Hudson transaction and investment earnings. Investment in BOLI provides a tax-advantaged means to mitigate increasing employee benefit costs.
Investment planning services income consists primarily of commissions earned from sales of third party fixed annuities, variable annuities and mutual funds. Investment planning services income decreased $103 thousand, or 2%, when compared to the same period last year, and increased $351 thousand, or 3%, in the six months ended June 30, 2006, when compared to the same period last year. Revenues were impacted by lower referral volume from the retail branch network in 2006 and reduced demand for fixed annuities.
Net securities gains amounted to $81 thousand during the second quarter of 2006 and $1.4 million during the second quarter of 2005. In the six months ended June 30, 2006 net securities losses amounted to $10 thousand, as compared to a loss of $49 million for the same period in 2005, which included a $50.2 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. Gains and losses from the sale of securities are subject to market and economic conditions.
Loans held for sale–lower of cost or market adjustment amounted to a $7.1 million charge in the six months ended June 30, 2005. This amount was recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the first quarter of 2005. The sale of these loans was completed in the second quarter of 2005 on a servicing-retained basis.
The change in unrealized losses on certain derivatives of $6.7 million in the six months ended June 30, 2005 was due to required changes in accounting for certain interest rate swap agreements in connection with the accounting for The Toronto-Dominion Bank transaction under the purchase method.
Other noninterest income increased $7.9 million, or 43%, in the three months ended June 30, 2006 as compared to the same period last year and $16.8 million, or 50%, in the six months ended June 30, 2006 compared to the same period last year. For the quarter, the increase was primarily due to a $6.7 million increase in loan fee income, which was primarily due to $3.3 million of fees on credit card receivables acquired from Hudson, an increase of $818 thousand in commercial loan fees (primarily fees on insurance premium financing loans acquired in the Hudson merger) and an increase of $506 thousand in standby letter of credit fees. Venture capital results reflected improved performance of our investments in venture capital funds. Income on restricted stock increased primarily due to additional required investments in Federal Reserve Bank stock. Miscellaneous other noninterest income includes the proceeds from the sale of our bond administration business, fees and commissions on our official check program and other miscellaneous items.
Noninterest Expense
Noninterest expense increased by $65.7 million, or 30%, in the three months ended June 30, 2006 compared to the same period in the prior year, and by $119.7 million, or 27%, in the six months ended June 30, 2006 compared to the same period in the prior year. These increases were primarily due to increased operating expenses related to Hudson and increases in the amortization of identifiable assets and merger and restructuring costs.
The following table presents noninterest expense during the periods indicated.

Table 8 — Noninterest Expense

	Successor	Successor			Successor	Combined
	Three Months Ended	Three Months Ended	Change		Six Months Ended	Six Months Ended	Change
	June 30, 2006	June 30, 2005	Amount	Percent	June 30, 2006	June 30, 2005	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$127,722	$105,096	$22,626	22%	$252,933	$205,964	$46,969	23%
Occupancy	26,748	18,066	8,682	48%	51,044	35,968	15,076	42%
Equipment	16,532	12,982	3,550	27%	31,416	25,819	5,597	22%
Data processing	15,787	11,618	4,169	36%	31,021	22,652	8,369	37%
Advertising and marketing	10,006	8,087	1,919	24%	18,197	14,781	3,416	23%
Amortization of identifiable intangible assets	39,508	31,656	7,852	25%	77,174	43,152	34,022	79%
Merger and restructuring costs	14,583	5,368	9,215	172%	34,401	36,559	(2,158)	(6%)
Prepayment penalties on borrowings	—	—	—	N/M	—	6,303	(6,303)	(100%)
Other noninterest expense:							—
Professional fees	6,282	5,702	580	10%	11,791	10,886	905	8%
Telephone	4,809	3,287	1,522	46%	8,741	6,984	1,757	25%
Office supplies	4,086	3,042	1,044	34%	7,147	5,620	1,527	27%
Postage and freight	4,092	2,880	1,212	42%	7,763	5,754	2,009	35%
Courier	2,893	1,675	1,218	73%	5,297	3,202	2,095	65%
Miscellaneous loan costs	1,508	1,359	149	11%	2,713	2,644	69	3%
Deposits and other assessments	1,326	1,070	256	24%	2,567	2,146	421	20%
Miscellaneous	10,186	8,445	1,741	21%	20,899	15,008	5,891	39%

Total other noninterest expense	35,182	27,460	7,722	28%	66,918	52,244	14,674	28%

Total noninterest expense	$286,068	$220,333	$65,735	30%	$563,104	$443,442	$119,662	27%

N/M	- not meaningful
Compensation and employee benefits expense increased $22.6 million, or 22% in the second quarter of 2006, and $47.0 million, or 23% in the six months ended June 30, 2006 compared to the same respective periods last year. These increases were primarily due to higher salaries and benefit costs resulting from acquisitions, costs related to management retention agreements, expenses associated with restricted stock unit awards granted in 2005 that will be settled in cash and expenses for stock options accounted for under SFAS No. 123R which we adopted on January 1, 2006. We recorded a total of $5.9 million and $13.4 million of compensation expense in the second quarter and six months ended June 30, 2006 related to stock-based compensation plans. See Note 5 to the Consolidated Financial Statements for more information on stock-based compensation. The total number of full-time equivalent employees approximated 9,100 at June 30, 2006 compared to 7,300 at June 30, 2005.
Occupancy expense increased $8.7 million, or 48%, in the second quarter of 2006, and $15.1 million, or 42%, in the six months ended June 30, 2006 compared to the same respective periods last year. These increases were primarily due to expenses associated with additional facilities from acquisitions, including depreciation and higher electricity expense due to rate increases.
Equipment expense increased $3.6 million, or 27%, in the first quarter of 2006, and $5.6 million, or 22%, in the six months ended June 30, 2006 compared to the same respective periods last year. These increases were primarily due to increased costs from acquisitions, depreciation on new equipment purchases and higher equipment maintenance expenses.
Data processing expense increased $4.2 million, or 36%, in the second quarter of 2006, and $8.4 million, or 37%, in the six months ended June 30, 2006 compared to the same periods last year. These increases were primarily due to additional volumes from acquisitions. Data processing expenses also increased due to the operation of Hudson applications until systems integration, higher data line charges to support technology upgrades and increased software licensing expense due to higher rates upon renewal.
Advertising and marketing expense increased $1.9 million, or 24%, in the first quarter of 2006 and $3.4 million, or 23%, in the six months ended June 30, 2006 compared to the same respective periods last year. These increases were primarily due to increases in corporate sponsorships, including amortization of the costs of the naming rights to the TD Banknorth Garden, which began on July 1, 2005, and related promotional campaigns.
Amortization expense on identifiable intangible assets increased by $7.9 million, or 25%, and $34.0 million, or 79%, in the six months ended June 30, 2006 compared to the same respective periods last year. These increases were primarily due to $20.0 million of additional amortization expense during the six months ended June 30, 2006 as a result of the acquisition of Hudson on January 31, 2006. See Note 8 to the unaudited Consolidated Financial Statements for more information and scheduled amortization.
Merger and restructuring costs increased $9.2 million, or 172%, in the second quarter of 2006 compared to the same period last year. The increase was primarily attributable to $13.5 million of costs incurred in connection with the acquisition of Hudson, which was partially offset by decreases in costs incurred in connection with the TD transaction. For a tabular analysis of our merger and restructuring costs, see Note 17 to the unaudited Consolidated Financial Statements.
Other noninterest expense increased $7.7 million, or 28%, in the second quarter of 2006, and $14.7 million, or 28%, in the six months ended June 30, 2006 compared to the same periods last year. These increases were largely due to increased courier costs, postage and freight and telephone costs as well as miscellaneous costs, which include travel and entertainment expenses and crime losses.
Discontinued Operations
Discontinued operations reflect losses from subsidiaries engaged in energy operations which were acquired in the Hudson merger, which we have decided to sell. In May 2006, we divested our interest in United Cogen Fuel LLC. Consequently, we expect losses from discontinued operations to be lower in the future. See Note 4 to the unaudited Consolidated Financial Statements.
Taxes
The effective tax rate from continuing operations was 31.9% for the three months ended June 30, 2006 and 32.6% for the six months ended June 30, 2006 compared to 34.5% for the three months ended June 30, 2005 and 34.9% for the six months ended June 30, 2005. The decrease in the effective tax rate related primarily to reduced state income taxes for the three months ended June 30, 2006 compared to 2005 and to reduced nondeductible merger charges for the six months ended June 30, 2006 compared to 2005. The effective tax rate for the remainder of 2006 is expected to be approximately 33% for continuing operations.
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
Comprehensive Income
Our comprehensive income amounted to $145.3 million for the six months ended June 30, 2006 as compared to $155.5 million for the same period last year. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 12 to the unaudited Consolidated Financial Statements.

Our available for sale investment portfolio had a net unrealized loss of $64.0 million, a net unrealized loss of $20.2 million and a net unrealized gain of $26.1 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Net of applicable income tax effects, these amounts were $41.6 million, $13.2 million and $17.0 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and to the composition of the available for sale investment securities portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.
FINANCIAL CONDITION
Our consolidated total assets increased by $8.2 billion, or 26%, from $32.1 billion at December 31, 2005 to $40.3 billion at June 30, 2006 as a result of our acquisition of Hudson on January 31, 2006, which increased assets by $10.3 billion. A balance sheet deleveraging program implemented coincident with the Hudson acquisition reduced assets by $2.5 billion.
Total average assets were $40.3 billion and $32.0 billion for the three months ended June 30, 2006 and 2005, respectively. The $8.3 billion increase was primarily due to the Hudson acquisition.
Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell amounted to $2.0 billion at June 30, 2006. These investments, which mature in 2006 and 2007, provide collateral to secure public deposits and borrowings. These investments were largely purchased with proceeds received from the sale of investment securities pursuant to our balance sheet restructuring program. There were no securities purchased under agreements to resell at December 31, 2005.
Securities
The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.
The securities portfolio (including securities classified as held to maturity) averaged $2.3 billion during the second quarter of 2006, as compared to $4.6 billion in the second quarter of 2005. The $2.3 million decrease was primarily due to the restructuring program whereby $2.5 billion of securities were sold. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio include U.S. Government and agency securities, collateralized mortgage obligations (which include securitized residential real estate loans held in a REMIC), asset-backed securities and corporate bonds. The majority of securities available for sale were rated AAA or equivalently rated at June 30, 2006. The average yield on securities was 5.23% for the quarter ended June 30, 2006 compared to 4.72% for the quarter ended June 30, 2005. Substantially all of our securities are classified as available for sale and carried at fair value. Securities available for sale had an after-tax unrealized loss of $41.6 million and $17.0 million at June 30, 2006 and December 31, 2005, respectively. These unrealized losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.

Loans and Leases
Total loans and leases (including loans held for sale) averaged $25.7 billion during the second quarter of 2006, an increase of $5.6 billion, or 28%, from the second quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average loans and leases for the quarter ended June 30, 2006 were $1.0 billion, or 4%, higher than the same period in 2005. Average loans and leases as a percent of average earning assets was 84% during the quarter ended June 30, 2006 compared to 81% during the quarter ended June 30, 2005.
Average residential real estate loans (which include mortgage loans held for sale) of $2.9 billion during the second quarter of 2006 decreased $763 million from the average amount of such loans during the second quarter of last year. The decrease in residential real estate loans was primarily due to the sale of $772 million of residential portfolio loans from May 2005 through December 2005. The weighted average yield on residential real estate loans increased from 5.43% to 5.55% during the quarters ended June 30, 2005 and 2006, respectively, primarily due to the repricing of variable rate loans and the origination of new loans at higher rates.
Commercial real estate loans averaged $8.8 billion during the second quarter of 2006, an increase of $2.1 billion, or 32%, from the second quarter of last year. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial real estate loans increased $1.0 billion, or 13%. The weighted average yield on commercial real estate loans during the second quarter of 2006 was 6.92%, as compared to 5.87% in the second quarter of 2005, an increase of 105 basis points. The higher yield reflects the impact of higher prevailing rates mitigated by the competitive pricing environment for new loans and the benefit of amortizing the fair value discount recorded on Hudson loans.
Commercial business loans and leases averaged $6.5 billion during the second quarter of 2006, an increase of $2.3 billion, or 55%, over the second quarter of 2005. This increase was primarily due to the Hudson acquisition, including the insurance premium financing of Flatiron Credit Company, Inc. (“Flatiron”), a Hudson subsidiary company. The weighted average yield on commercial loans and leases increased to 7.18% in the second quarter of 2006 from 5.72% in the second quarter of 2005. The increase in the yield was primarily due to higher rates on new loans, the upward repricing of variable-rate loans due to increases in short-term interest rates and the benefit of amortizing the fair value discount recorded on Hudson loans.
Consumer loans and leases averaged $7.2 billion during the second quarter of 2006, an increase of $1.5 billion, or 26%, from the second quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average consumer loans and leases increased $465 million or 7%. The growth in consumer loans was primarily in home equity loans and indirect auto loans. The weighted average yield on consumer loans and leases increased to 6.44% in the second quarter of 2005 from 5.90% in the second quarter of 2005, resulting from the upward repricing of variable rate loans due to increase in short-term interest rates. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk Management.”
Credit card receivables averaged $403 million during the second quarter of 2006. We acquired $394 million of credit card receivables as a result of the Hudson acquisition on January 31, 2006. Credit card receivables represent receivables originating from the use of private label credit cards issued on behalf of retailers which offer unsecured sales financing to their customers. The weighted average yield on credit card receivables was 12.50% during the three months ended June 30, 2006, which reflects the higher risk associated with these unsecured loans.
Deposits
Total deposits averaged $26.8 billion during the second quarter of 2006, an increase of $6.8 billion, or 34%, from the second quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average total deposits increased $500 million or 2%, with certificates of deposit reflecting the largest increase by deposit category. The ratio of loans to deposits was 97% at June 30, 2006 and 99% at December 31, 2005.

Average interest-bearing deposits increased $5.5 billion, or 35%, to $21.1 billion during the second quarter of 2006 as compared to the second quarter of 2005 due primarily to the acquisition of Hudson. Excluding acquisitions and the effects of purchase accounting adjustments, average certificates of deposit increased by 9%, and average savings accounts and money market/NOW accounts increased by 2% in the aggregate. Certificates of deposit increased due to higher rates and savings accounts increased due to special product offerings. The average rates paid on all interest-bearing deposits increased by 132 basis points from 1.24% in the second quarter of 2005 to 2.56% in the second quarter of 2006, reflecting the increase in prevailing interest rates and competitive pricing to attract new deposits in certain market areas.
Average noninterest-bearing deposits totaled $5.7 billion during the second quarter of 2006, an increase of $1.3 billion, or 31%, from the second quarter of 2005, primarily due to acquisitions.
From time to time we supplement deposits obtained through internal sources with deposits obtained through national investment banking firms, which, pursuant to agreements with us, solicit funds from their customers for deposit with us. These “brokered deposits” increased from $64.0 million at December 31, 2005 to $238.2 million at June 30, 2006 due to brokered deposits acquired in the Hudson transaction.
In June 2006, we began offering an interest-bearing deposit product primarily to large commercial customers from a newly-opened office based in the Cayman Islands. These deposits offer a slightly higher rate than customer repurchase agreements but are not collateralized and are not insured by the FDIC.
Included within the deposit categories above are government banking deposits, which averaged $3.5 billion in the second quarter of 2006 and $1.7 billion in the second quarter of 2005. We added $1.2 billion of government deposits from the Hudson acquisition on January 31, 2006. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.
Other Funding Sources
We use both short-term and long-term borrowings to fund earning asset growth that exceeds deposit growth. Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury. Short-term borrowings amounted to $3.3 billion and $3.7 billion at June 30, 2006 and December 31, 2005, respectively, a decrease of $405.8 million. See Note 10 to the unaudited Consolidated Financial Statements.
At June 30, 2006, we had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during 2006. We have additional borrowing capacity as more fully described under “Liquidity” below.
Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.5 billion at June 30, 2006 and $1.2 billion at December 31, 2005. The increase of $252.3 million related to the debt assumed with the acquisition of Hudson in the first quarter of 2006, which was partially offset by payments on borrowings which were called in the second quarter. See Note 11 to the unaudited Consolidated Financial Statements.
At June 30, 2006 and December 31, 2005, long-term FHLB borrowings amounted to $91 million and $152 million, respectively, and were collateralized primarily with first mortgage loans secured by single-family properties. The $61 million reduction resulted primarily from payment on borrowings that were called during the second quarter of 2006. Long-term FHLB borrowings had an average cost of 3.90% during the three months ended June 30, 2006 as compared to 4.56% during the three months ended June 30, 2005; the lower rate resulted from unamortized discounts on the called borrowings which were recognized as reductions of interest expense.
At June 30, 2006 and December 31, 2005, we had outstanding $524 million and $366 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. This increase was attributable to the acquisition of Hudson. For additional information on our junior subordinated debentures, see “Capital” below.
At June 30, 2006, our consolidated borrowings included $705.5 million of subordinated debt as compared to $457 million of subordinated debt at December 31, 2005. This increase was attributable to the acquisition of Hudson. At June 30, 2006, $637.7 million of our subordinated debt qualified as Tier 2 Capital for regulatory purposes. The following table presents information on our subordinated debt at June 30, 2006.
Table 9 — Subordinated Debt

Issuance	Balance at	Interest	Maturity
Date	6/30/2006	Rate	Date
September 20, 2005	$241,892 (1)	5.05%	9/20/2022
May 6, 2002	216,191	7.00%	5/6/2012
June 22, 2001	222,750	7.63%	6/15/2011
September 1, 1996	24,708	8.20%	9/1/2006

	$705,541

(1)	Represents Can$270 million of TD Banknorth notes which are unconditionally guaranteed by The Toronto-Dominion Bank.
At June 30, 2006 and December 31, 2005, we had outstanding $149 million of 5-year senior notes carrying a fixed coupon of 3.75%. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.
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
The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at June 30, 2006.

Table 10 — Contractual Obligations and Other Commitments — Successor

		Payments Due By Period
		Less than	1 - 3	4 -5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,484,536	$122,096	$236,806	$51,308	$1,074,326
Capital lease obligations	6,150	161	1,179	1,508	3,302

Total long-term debt	1,490,686	122,257	237,985	52,816	1,077,628
Operating lease obligations	202,939	40,085	65,565	42,387	54,902
Pension plan contribution — estimated (2)	30,311	30,311	—	—	—
Other benefit plan payments — estimated	61,289	4,581	11,130	19,099	26,479
Other vendor obligations (3)	76,298	12,567	6,405	6,696	50,630

Total contractual obligations	$1,861,523	$209,801	$321,085	$120,998	$1,209,639

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$7,841,119	$3,084,583	$753,338	$343,647	$3,659,551
Standby letters of credit	595,217	172,192	119,290	84,733	219,002
Commercial letters of credit	10,559	5,096	377	57	5,029
Commitments to originate loans	2,670,649	1,531,913	616,449	183,473	338,814
Other commitments	238,441	11,130	11,136	5,571	210,604

Total commitments	$11,355,985	$4,804,914	$1,500,590	$617,481	$4,433,000

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1 - 3	4 -5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$1,538,986	$8,159	$157,101	$254,975	$1,118,751
Interest rate swaps with dealers (2)	1,538,986	8,159	157,101	254,975	1,118,751
Interest rate caps with commercial borrowers	49,415		24,830	4,526	20,059
Interest rate caps with dealers	49,415		24,830	4,526	20,059
Cross currency swap (USD) (3)	228,620				228,620
Total return swap	26,425		26,425
Interest rate swaps	1,120,000	700,000	75,000		345,000
Forward commitments to sell loans	38,389	38,389
Foreign currency rate contracts: (4)
Forward contracts with customers	123,262	70,154	50,664	2,444
Forward contracts with dealers	123,262	70,154	50,664	2,444
Foreign Exchange Options
Options with customers	1,800	1,800
Options with dealers	1,800	1,800
Rate-locked loan commitments	66,573	66,573

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swap on subordinated debt issued in Canadian dollars in September 2005. See “Derivatives Insturments” below.

(4)	Forward contracts for customer accommodations.

Shareholders’ Equity
Shareholders’ equity amounted to $8.2 billion at June 30, 2006, an increase of $1.7 billion from our $6.5 billion of shareholders’ equity at December 31, 2005. This increase was primarily attributable to the $965 million issuance of common stock for the acquisition of Hudson on January 31, 2006 and the related $942 million sale of common stock to our majority shareholder, The Toronto-Dominion Bank. Comprehensive income of $145.3 million also contributed to the increase. These increases were offset in part by our repurchase of 8.5 million shares of our common stock for $255 million in the aggregate (at an average cost of $30.06 per share) and the payment of $101 million of cash dividends declared on our common stock during the six months ended June 30, 2006.
Dividends declared in the second quarter of 2006 were $0.22 per share compared to $0.20 per share for the same period last year. On July 25, 2006 we declared a $0.22 per share cash dividend payable on August 14, 2006 to shareholders of record on August 4, 2006.
Book value per share amounted to $35.93 and $37.34 at June 30, 2006 and December 31, 2005, respectively, and tangible book value per share amounted to $7.42 and $8.81 at the same dates, respectively. The decrease in tangible book value per share was due to the Hudson acquisition.
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
The following table presents the composition of our loan and lease portfolio at the dates indicated.
Table 11 — Composition of Loans and Leases

	June 30, 2006			December 31, 2005
			Percent nonperforming			Percent nonperforming
		Percent	and accruing 90 days or more		Percent	and accruing 90 days or more
	Amount	of Loans	overdue	Amount	of Loans	overdue
Residential real estate mortgages	$2,862,331	11%	0.48%	$2,878,323	14%	0.40%
Commercial real estate mortgages	8,752,137	34%	0.40%	6,776,837	34%	0.37%
Commercial business loans and leases	6,593,276	25%	0.54%	4,278,048	21%	0.48%
Consumer loans and leases	7,186,526	28%	0.13%	6,186,519	31%	0.16%
Credit card receivables	428,517	2%	1.38%	—	—	—

	$25,822,787	100%	0.39%	$20,119,727	100%	0.34%

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
Our commercial business loans and leases, which include term loans and lines of credit, are generally made to small to medium sized businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England, New Jersey, Pennsylvania and New York. Commercial loans are primarily secured by various equipment, machinery and other corporate assets including real estate, as well as loans to provide working capital to businesses in the form of lines of credit. At June 30, 2006, commercial loans also included $370.9 million of loans to finance insurance premiums acquired in the Hudson acquisition through its Flatiron subsidiary. Through a subsidiary, we also offer direct equipment leases, which amounted to $99.9 million at June 30, 2006. We do not emphasize the purchase of participations in shared national credits. At June 30, 2006, we had $651.6 million of outstanding participations in shared national credits and had an additional $556.3 million of unfunded commitments related to these participations.
Consumer loans and leases consist primarily of home equity lines and loans and indirect automobile loans.
The following table presents our consumer loans and leases by type at the dates indicated.
Table 12 — Composition of Consumer Loans and Leases

	June 30,		December 31,
	2006		2005		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity loans and lines	$4,237,881	58.97%	$3,648,033	58.96%	$589,848	16.17%
Automobile	2,558,206	35.60%	2,020,774	32.66%	537,432	26.60%
Education	71,301	0.99%	202,044	3.27%	(130,743)	(64.71%)
Mobile home	92,583	1.29%	88,519	1.43%	4,064	4.59%
Other	226,555	3.15%	227,149	3.68%	(594)	(0.26%)

Total	$7,186,526	100.00%	$6,186,519	100.00%	$1,000,007	16.16%

The $130.7 million decrease in student loans during the six months ended June 30, 2006 was primarily due to the sale of $178 million of student loans.
Credit card receivables represent receivables originating from the use of private label credit cards issued on behalf of approximately 100 retailers with locations throughout the United States which offer unsecured sales financing to their customers. Our relationships with the merchants are generally multi-year relationships. The relationships are developed through marketing efforts or are purchased from other financial institutions. We receive a fee from the merchants when funding a purchase. In addition, we receive interest and late fees from the individual customers that maintain balances on their private label accounts.
Nonperforming Assets
Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned and repossessed assets. Total nonperforming assets as a percentage of total assets amounted to 0.23% at June 30, 2006, 0.19% at December 31, 2005 and 0.23% at June 30, 2005. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.35% at June 30, 2006, 0.31% at December 31, 2005 and 0.37% at June 30, 2005. See Table 13 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets increased to $91.2 million at June 30, 2006 from $61.5 million at December 31, 2005 and $73.9 million at June 30, 2005. The increase at June 30, 2006 compared to December 31, 2005 was primarily due to nonperforming assets from Hudson.
We continue to focus on asset quality issues and to allocate significant resources to the key asset quality control functions of credit policy and administration and loan review. The collection and workout functions focus on the reduction of nonperforming assets.
Despite the ongoing focus on asset quality, there can be no assurance that adverse changes in the real estate markets and economic conditions in our primary market areas will not result in higher net loan charge-offs, higher nonperforming asset levels in the future and negatively impact our operations through higher provisions for loan losses, decreased accrual of interest income and increased noninterest expenses as a result of the allocation of resources to the collection and workout of nonperforming assets, all of which would adversely affect our results of operations.
The following table presents information regarding our nonperforming assets for the last five quarters.

Table 13 — Nonperforming Assets

	2006		2005
	June 30	March 31	December 31	September 30	June 30
Nonaccrual loans and leases:
Residential real estate loans	$10,714	$9,827	$ 7,970	$ 6,531	$6,165
Commercial real estate loans	35,439	31,192	25,219	29,224	30,353
Commercial business loans and leases	35,768	31,460	20,211	21,306	26,776
Consumer loans and leases	7,123	6,090	7,165	6,899	6,816

Total nonaccrual loans and leases	89,044	78,569	60,565	63,960	70,110

Other nonperforming assets:
Other real estate owned, net of related reserves	1,076	10,928	234	1,554	2,101
Repossessions, net of related reserves	1,083	1,173	736	1,375	1,695

Total other nonperforming assets	2,159	12,101	970	2,929	3,796

Total nonperforming assets	$91,203	$90,670	$61,535	$66,889	$73,906

Accruing loans and leases 90 days or more overdue:
Credit card receivables	$5,900	$6,351	$ —	$ —	$—
Other loans	5,646	6,583	6,887	6,489	6,122

Total accruing loans and leases 90 days or more overdue	$11,546	$12,934	$6,887	$6,489	$6,122

Total nonperforming loans as a percentage of total loans and leases(1)	0.34%	0.31%	0.30%	0.32%	0.35%
Total nonperforming assets as a percentage of total assets	0.23%	0.22%	0.19%	0.21%	0.23%
Total nonperforming assets as a percentage of total loans and leases and total other nonperforming assets (1)	0.35%	0.35%	0.31%	0.33%	0.37%

(1)	Total loans and leases exclude residential real estate loans held for sale.
Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Credit card receivables are charged-off upon reaching 180 days past due. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At June 30, 2006, we had $11.5 million of accruing loans which were 90 days or more delinquent, as compared to $6.9 million at December 31, 2005 and $6.1 million at June 30, 2005. The $4.6 million increase from December 31, 2005 was primarily attributable to credit card receivables acquired from Hudson. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.
Net Charge-offs
Net charge-offs amounted to $8.7 million during the three months ended June 30, 2006, as compared to $3.6 million during the three months ended June 30, 2005. The increase was largely due to $3.4 million of net charge-offs on credit card receivables and a $2.1 million increase in net charge-offs on commercial business loans and leases compared to the second quarter of 2005. Credit card receivables were acquired from Hudson in the first quarter of 2006. On an annualized basis, net charge-offs represented 0.14% of average loans and leases outstanding for the quarter ended June 30, 2006 and 0.07% for the quarter ended June 30, 2005.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.
Table 14 — Allowance for Credit Losses

	2006 Second	2006 First	2005 Fourth	2005 Third	2005 Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$276,342	$223,030	$228,334	$228,168	$228,165
Additions due to acquisitions	—	52,563	—	—	—

Charge-offs:
Residential real estate mortgages	42	128	89	17	93
Commercial real estate mortgages	447	95	315	2,194	271
Commercial business loans and leases	3,328	1,583	5,092	2,828	1,366
Consumer loans and leases	5,647	7,081	8,479	6,716	5,313
Credit card receivables	4,386	3,305	—	—	—

Total loans and leases charged off	13,850	12,192	13,975	11,755	7,043

Recoveries:
Residential real estate mortgages	105	17	102	142	4
Commercial real estate mortgages	564	101	345	477	663
Commercial business loans and leases	1,227	3,167	738	2,825	1,595
Consumer loans and leases	2,243	2,096	1,486	1,977	1,187
Credit card receivables	1,011	660	—	—	—

Total loans and leases recovered	5,150	6,041	2,671	5,421	3,449

Net charge-offs	8,700	6,151	11,304	6,334	3,594

Provision for loan and lease losses	8,719	6,900	6,000	5,500	3,597
Specific reserves applied to reduce impaired loan carrying values	—	—	—	1,000	—

Allowance for loan and lease losses at end of period	$276,361	$276,342	$223,030	$228,334	$228,168

Total Allowance for Credit Losses:
Allowance for loan and lease losses	$276,361	$276,342	$223,030	$228,334	$228,168
Liability for unfunded credit commitments	8,507	8,207	7,907	7,607	6,807

Total allowance for credit losses	$284,868	$284,549	$230,937	$235,941	$234,975

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.14%	0.10%	0.22%	0.13%	0.07%
Ratio of allowance for credit losses to total loans and leases at end of period (1)	1.10%	1.11%	1.15%	1.18%	1.17%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	320%	362%	381%	369%	335%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	(0.009%)	0.016%	(0.002%)	(0.015%)	0.011%
Commercial real estate mortgages	(0.005%)	0.000%	(0.002%)	0.101%	(0.024%)
Commercial business loans and leases	0.131%	(0.112%)	0.413%	0.000%	(0.022%)
Consumer loans and leases	0.190%	0.293%	0.453%	0.318%	0.291%
Credit card receivables	3.358%	4.409%	0.000%	0.000%	0.000%

Total portfolio loans and leases at end of period (1)	$25,822,787	$25,620,512	$20,119,727	$19,971,184	$20,028,662
Total nonperforming loans and leases at end of period	89,044	78,569	60,565	63,960	70,110
Average loans and leases outstanding during the period (1)	25,702,904	23,770,023	20,140,514	20,021,651	19,803,681

(1)	Excludes residential real estate loans held for sale.

Potential Problem Loans
In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $246 million at June 30, 2006 and $153 million at December 31, 2005. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.
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
The allowance for loan and lease losses amounted to $276.4 million at June 30, 2006 and $223.0 million at December 31, 2005. The $53.3 million increase was attributable to $52.6 million of general reserves from Hudson and the provision of $15.6 million for loan and lease losses in the six months ended June 30, 2006. Net charge-offs represented 0.14% of average loans and leases outstanding for the quarter ended June 30, 2006 and 0.07% for the same period in 2005. The ratio of the allowance for credit losses to nonperforming loans and leases was 320% at June 30, 2006 and 381% at December 31, 2005. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.10% at June 30, 2006 compared to 1.15% at December 31, 2005.
ASSET-LIABILITY MANAGEMENT
The goal of asset-liability management is the prudent control of market risk, liquidity and capital. The Board delegates responsibility for asset-liability management strategies to achieve these goals and objectives to the Asset Liability Management Committee (“ALCO”), which is comprised of members of senior management. Asset-liability management is governed by policies, goals and objectives that are adopted and reviewed at least annually by our board of directors and monitored periodically by the Board Risk Committee.
Managing Interest Rate Risk
Interest rate risk (the risk that changes in market interest rates will adversely impact our net interest income) is the most significant component of our market risk. We control our estimated exposure to interest rate risk within limits and guidelines established by the ALCO that reflect our tolerance for interest rate risk over a wide range of both short-term and long-term measurements.
During the second quarter, we changed the model and metrics for managing interest rate risk to more closely align with the approach used by our majority shareholder, The Toronto-Dominion Bank. This new approach involved changing from modeling the sensitivity of net interest income (“NII”) to measuring both Economic Value at Risk (“EVaR”) and Earnings at Risk (“EaR”). EVaR is defined as the combined difference in the change in the present value of our asset portfolio and liability portfolio, including off-balance-sheet instruments, resulting from a specified change in interest rates, or interest-rate shock. EaR is defined as the change in our annual net interest income from an unfavorable interest-rate shock due to the difference between the terms and repricing characteristics of our assets and liabilities.
Key aspects of this approach are:
•	Evaluating and managing the impact of rising or falling interest rates on net interest income and economic value.

•	Measuring the contribution of each banking product on a risk-adjusted, fully hedged basis, including the impact of financial options, such as mortgage commitments, that are granted to customers.

•	Developing and implementing strategies to reduce the volatility of net income from all personal and commercial banking products.
Valuations of all asset and liability positions, as well as off balance-sheet exposures, are performed monthly. Our objectives are to protect the interest rate spread between fixed-rate assets and liabilities at the time of origination, and to reduce the volatility of net interest income over time. NII simulation modeling is regularly employed to assess the level and changes in NII under various interest rate scenarios. The balance sheet positions in the model are static, therefore, possible future actions that management could take to manage our risk are not considered.
Assessment and Measurement of Economic Value at Risk (EVaR)
Our asset-liability management policy on EVaR specifies that if market interest rates were to experience an immediate and sustained unfavorable parallel interest rate shock up or down of 100 basis points, the after-tax impact will not decrease our base tangible equity which is defined as 7.50% of risk-weighted assets, by more than 3%.
The following table represents the impact of a parallel 100 basis point change in market rates at June 30, 2006 and December 31, 2005 and the related policy limits at the same dates.
Table 15 — Economic Value at Risk

	June 30, 2006		December 31, 2005 (1)
	$ Change	% Change	$ Change	% Change
100 basis point rate increase	$10,095	0.47%	$20,150	1.21%

100 basis point rate decrease	(18,824)	(0.88%)	(50,700)	(3.05%)

Policy limit	(64,000)	(3.00%)	(50,000)	(3.00%)

(1)	Provided for comparison only. New method adopted in 2006.
Assessment and Measurement of Earnings at Risk (EaR)
The policy on EaR states that if market interest rates were to experience an immediate and sustained unfavorable parallel shift up or down of 100 basis points, pre-tax NII will not decrease by more than 1.5% of our annualized base NII, which is defined as the lower of the last four quarters’ actual NII or the next four quarters’ forecasted NII.
All EVaR and EaR measures were within compliance guidelines at June 30, 2006.

Derivative Instruments
     Purpose and Benefits
Derivative financial instruments are important tools that we use to manage interest rate risk and, to a lesser degree, currency risk and price risk.
Included in our derivative financial instruments is a cross-currency swap agreement with TD Securities utilized to synthetically convert the Can$270 million subordinated debt into U.S. dollars with a fixed rate of 5.05% for the initial 12-year period.
The following table shows our derivative positions at June 30, 2006 scheduled by maturity, which are described in the following section.
Table 16 — Derivative Positions
Asset-Liability Management Positions

	Notional Amount Maturing						Fair
Successor - June 30, 2006	2006	2007	2008	2009	Thereafter	Total	Value
Cross currency swap agreement	$—	$—	$—	$—	$228,620	$228,620	$15,507
Total return swap	—	—	26,425	—	—	26,425	(542)
Interest rate swaps	—	700,000	45,000	30,000	345,000	1,120,000	(9,395)
Forward commitments to sell loans	38,389	—	—	—	—	38,389	212
Customer-related Positions

	Notional Amount Maturing						Fair
Successor - June 30, 2006	2006	2007	2008	2009	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$2,000	$17,380	$99,401	$101,862	$1,367,758	$1,588,401	$40,817
Pay fixed, receive variable	2,000	17,380	99,401	101,862	1,367,758	1,588,401	(40,817)

Foreign currency rate contracts
Forward contracts with customers	48,100	36,152	30,221	6,938	1,851	123,262	(142)
Forward contracts with dealers	48,100	36,152	30,221	6,938	1,851	123,262	142
Foreign Exchange Options
Options with customers	1,800	—	—	—	—	1,800	8
Options with dealers	1,800	—	—	—	—	1,800	(8)

Rate-locked loan commitments (1)	66,573	—	—	—	—	66,573	48

(1)	No value has been assigned to potential mortagage servicing rights related to rate-locked loan commitments.
We entered into asset-liability management swaps with a total notional amount of $900 million during the six months ended June 30, 2006.
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

Table 17 — Average Balances of Loans Held for Sale and Related Hedges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Successor	Successor	Combined
	2006	2005	2006	2005
Residential mortgage loans held for sale	$20,328	$48,559	$20,326	$44,368
Rate-locked loan commitments	19,581	56,584	18,784	50,019
Forward sales contracts	29,652	86,670	31,165	78,301
Customer-related Positions
Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended June 30, 2006, we recorded a total notional amount of $197.3 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 16 include both the customer and offsetting dealer transactions.
Foreign Exchange or Market Risk
Our earnings are not directly nor materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.
We enter into foreign currency forward and option contracts as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these creditworthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. Foreign exchange services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.
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

Parent Company
On a parent-only basis at June 30, 2006, our debt service requirements consisted primarily of $524.1 million junior subordinated debentures issued by us or acquired entities to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008 issued by us. The junior subordinated debentures were issued by us or acquired entities to twelve affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 6.45% to 11.30% at June 30, 2006. At the same date, annual debt service payments on these borrowings amounted to approximately $47.9 million.
The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit with The Toronto-Dominion Bank which is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. At June 30, 2006, our subsidiary bank had $129.3 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $98.4 million in cash or cash equivalents at June 30, 2006.
In 2005, the SEC adopted amendments to its rules with respect to the registration, communications and offering processes under the Securities Act of 1933. The rules, which became effective December 1, 2005, facilitate access to the capital markets by well-established public companies, modernize the existing restrictions on corporate communications during a securities offering and further integrate disclosure under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amended rules provide the most flexibility to a “well-known seasoned issuer,” as defined, including the option of automatic effectiveness upon filing of a shelf registration statements and relief under certain communications rules. We are a “well-known seasoned issuer” and filed an automatic shelf registration statement in 2006 under the new rules. We have not offered or sold any securities under this registration statement.
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
At June 30, 2006, TD Banknorth, NA had in the aggregate $6.5 billion of currently accessible liquidity through collateralized borrowings or security sales. This represented 25% of retail deposits, as compared to a policy minimum of 10% of deposits.
Also at June 30, 2006, TD Banknorth, NA had in the aggregate potentially volatile funds of $5.9 billion. These are funds that might flow out of TD Banknorth, NA over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

At June 30, 2006, the ratio of currently accessible liquidity to potentially volatile funds was 111%, compared to a policy minimum of 100%.
In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the current level of liquidity is sufficient to meet current and anticipated funding requirements.
CAPITAL
At June 30, 2006, shareholders’ equity amounted to $8.2 billion, or 20.3% of total assets, compared to $6.5 billion, or 20.2% of total assets at December 31, 2005. This $1.7 billion increase was primarily attributable to $965.4 million of equity resulting from our issuance of common stock in connection with the acquisition of Hudson on January 31, 2006 and the related sale of our common stock to our majority shareholder, The Toronto-Dominion Bank, for $941.8 million, and to a lesser extent to the $145.2 million of comprehensive income during the six months ended June 30, 2006. These increases were offset in part by $255.5 million of stock repurchases and $101.0 million in dividends to our shareholders during 2006.
We paid a cash dividend of $0.22 per share on our common stock during the second quarter of 2006 compared to $0.20 per share in the second quarter last year.
We repurchased 8.5 million shares of our common stock at an aggregate cost of $255.5 million, or an average of $30.06 per share, during February 2006. We have 2 million shares remaining authorized for repurchase under our repurchase program.
Capital guidelines issued by the Federal Reserve Board and the OCC, respectively, require us and our banking subsidiary to maintain certain capital ratios, set forth below. At June 30, 2006, TD Banknorth Inc. and TD Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.
Table 18 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$3,179,889	11.15%	$2,280,866	8.00%	$899,023	3.15%
Tier 1 capital (to risk-weighted assets)	2,257,219	7.92%	1,140,433	4.00%	1,116,786	3.92%
Tier 1 leverage capital ratio (to average assets)	2,257,219	6.70%	1,346,717	4.00%	910,502	2.70%
TD Banknorth, NA
Total capital (to risk-weighted assets)	3,237,992	11.37%	2,278,641	8.00%	959,351	3.37%
Tier 1 capital (to risk-weighted assets)	2,320,886	8.15%	1,139,320	4.00%	1,181,566	4.15%
Tier 1 leverage capital ratio (to average assets)	2,320,886	6.91%	1,343,792	4.00%	977,094	2.91%

December 31, 2005
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$2,606,274	11.73%	$1,777,440	8.00%	$828,834	3.73%
Tier 1 capital (to risk-weighted assets)	1,917,905	8.63%	888,720	4.00%	1,029,185	4.63%
Tier 1 leverage capital ratio (to average assets)	1,917,905	7.07%	1,084,901	4.00%	833,004	3.07%
TD Banknorth, NA
Total capital (to risk-weighted assets)	2,563,539	11.56%	1,773,987	8.00%	789,552	3.56%
Tier 1 capital (to risk-weighted assets)	1,878,364	8.47%	886,994	4.00%	991,370	4.47%
Tier 1 leverage capital ratio (to average assets)	1,878,364	6.94%	1,082,490	4.00%	795,874	2.94%

Net risk-weighted assets were $28.5 billion for each of TD Banknorth Inc. and TD Banknorth, NA at June 30, 2006 and $22.2 billion for each of TD Banknorth Inc. and TD Banknorth, NA at December 31, 2005, respectively.
At June 30, 2006, we had twelve affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.
The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at June 30, 2006.
Table 19 — Capital Securities

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call
Name	Date	Securities	Securities	Debentures (1)	Rate	Date	Date
Peoples Heritage Capital Trust I	1/31/1997	$63,775	$3,093	$66,868	9.06%	2/1/2027	2/1/2007
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027	5/1/2007
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	8.73%	7/31/2031	7/31/2006
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/9/2010
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010
Hudson United Statutory Trust I	3/17/2004	20,000	619	20,619	8.19%	3/17/2034	3/17/2009
Hudson United Capital Trust I	3/31/2003	20,000	619	20,619	6.85%	4/15/2033	4/15/2008
Hudson United Capital Trust II	3/28/2003	15,000	464	15,464	6.45%	4/10/2033	4/24/2008
HUBCO Capital Trust I	1/31/1997	45,000	1,547	46,547	8.98%	2/1/2027	2/1/2007
HUBCO Capital Trust II	6/19/1998	50,000	1,547	51,547	7.65%	6/15/2028	6/15/2008

		$482,275	$16,257	498,532

Unamortized fair value adjustment				25,549

				$524,081

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.
At June 30, 2006, trust preferred securities amounted to 23.2% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2007, TD Banknorth Inc. is currently in compliance with the stricter quantitative and qualitative standards.
At June 30, 2006, our consolidated borrowings included $705.5 million of subordinated notes due in 2006 through 2022, of which $637.7 million qualify as Tier 2 capital for regulatory purposes. See Table 9 for more information.
Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves increased to 30.48% at June 30, 2006 as compared to 26.68% at December 31, 2005, due to $186.9 million of BOLI from Hudson.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information contained in the section of Part I, Item 2 captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management” is incorporated herein by reference.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. As of June 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) – (b) Not applicable.
          (c) The following table sets forth information with respect to any purchase made by TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, other than The Toronto-Dominion Bank, of shares of TD Banknorth common stock during the three months ended June 30, 2006.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
April 1–30, 2006	—	$0.00	—	—

May 1–31, 2006	—	$0.00	—	—

June 1–30, 2006	—	$0.00	—	—
The following table presents the number of shares of TD Banknorth common stock purchased by our majority shareholder, The Toronto-Dominion Bank, during the three months ended June 30, 2006, pursuant to our dividend reinvestment program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs
April 1–30, 2006	—	$0.00	—	—

May 1–31, 2006	923,585	$28.97	—	—

June 1–30, 2006	—	$0.00	—	—
Item 3. Defaults Upon Senior Securities — not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) An annual meeting of shareholders of TD Banknorth was held on May 9, 2006 (“Annual Meeting”)
(b) Not applicable.
(c) There were 227,928,774 shares of common stock eligible to be voted at the Annual Meeting and 211,550,896 shares were represented at the meeting, which constituted a quorum. The items voted upon at the Annual Meeting and the result of the votes taken for each proposal were as follows:
1.	Election of Class A directors each for a one-year term and in each case until their successors are elected and qualified

	For	Against
Robert G. Clarke	210,798,362	752,535
P. Kevin Condron	206,000,541	5,550,355
John O. Drew	208,039,994	3,510,902
Brian M. Flynn	210,827,502	723,394
Joanna T. Lau	210,798,090	752,806
Dana S. Levenson	210,816,370	734,526
Steven T. Martin	206,011,771	5,539,125
John M. Naughton	205,999,536	5,551,360
Irving Rogers, III	206,026,860	5,524,036
William J. Ryan	210,229,157	1,321,739
David A. Rosow	210,846,996	703,900
Curtis M. Scribner	210,661,557	889,339
Peter G. Vigue	210,814,364	736,532
Gerry S. Weidema	210,834,706	716,190

2.	Proposal to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for 2006.

For	Against	Abstain	Broker Non-votes
210,874,203	340,960	335,733	None
The following Class B directors were elected in connection with the annual meeting by the written consent of the holder of the sole outstanding share of Class B common stock, The Toronto-Dominion Bank, for a one-year term and until their successors are duly elected and qualified:
William E. Bennett
W. Edmund Clark
Bharat B. Masrani
Wilbur J. Prezzano
Item 5. Other Information — not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of this report.
Exhibit 12     Calculation of Ratios of Earnings to Fixed Charges
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

TD BANKNORTH INC.
Date: August 4, 2006	By:	/s/ William J. Ryan
William J. Ryan
Chairman, President and Chief Executive Officer (principal executive officer)

Date: August 4, 2006	By:	/s/ Stephen J. Boyle
Stephen J. Boyle
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Exhibit 12     Calculation of Ratios of Earnings to Fixed Charges
Exhibit 31.1  Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.
Exhibit 31.2  Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.
Exhibit 32.1  Certification of Chief Executive Officer under 18 U.S.C. § 1350.
Exhibit 32.2  Certification of Chief Financial Officer under 18 U.S.C. § 1350.