Form 10-Q
period 2006-09-30
TD BANKNORTH INC.
filed 2006-11-06
CIK 1304994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding for each class of the Registrant’s common stock as of October 31, 2006 is:

Common stock, par value $.01 per share	228,330,683

(Class)	(Outstanding)
Class B Common stock, par value $.01 per share	1

(Class)	(Outstanding)
Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	Successor	Successor
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$889,278	$758,751
Federal funds sold and other short-term investments	2,589	10,507
Securities purchased under agreements to resell	1,949,878	—
Securities available for sale, at market value	2,505,398	4,419,877
Securities held to maturity (fair value of $54,489 and $64,487 at September 30 2006 and December 31, 2005, respectively)	51,769	64,126
Loans held for sale	20,992	31,398
Loans and leases:
Residential real estate mortgages	2,788,235	2,878,323
Commercial real estate mortgages	8,735,919	6,776,837
Commercial business loans and leases	6,614,394	4,278,048
Consumer loans and leases	7,141,738	6,186,519
Credit card receivables	449,664	—

Total loans and leases	25,729,950	20,119,727
Less: Allowance for loan and lease losses	278,568	223,030

Net loans and leases	25,451,382	19,896,697

Premises and equipment, net	472,289	331,912
Goodwill	6,017,406	4,547,604
Identifiable intangible assets	768,893	668,365
Bank-owned life insurance	783,197	572,847
Other assets	1,004,154	793,269

Total assets	$39,917,225	$32,095,353

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$3,884,179	$2,653,233
Money market and NOW accounts	10,159,880	7,819,812
Certificates of deposit	7,251,077	5,132,117
Brokered deposits	230,672	63,953
Deposits in foreign office — interest bearing	120,012	—
Noninterest-bearing deposits	5,844,950	4,603,533

Total deposits	27,490,770	20,272,648
Short-term borrowings	2,223,792	3,685,540
Long-term debt	1,444,025	1,238,430
Deferred tax liability on identifiable intangible assets	309,828	261,932
Other liabilities	182,099	152,930

Total liabilities	31,650,514	25,611,480

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 250,910,577 in 2006 and 188,426,630 in 2005)	2,509	1,884
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2006 and 2005)	—	—
Paid-in capital	8,741,325	6,833,677
Retained earnings	256,982	152,494
Unearned compensation	—	(1,131)
Treasury stock, at cost (22,634,306 shares in 2006 and 14,761,415 shares in 2005)	(704,865)	(469,010)
Accumulated other comprehensive loss	(29,240)	(34,041)

Total shareholders’ equity	8,266,711	6,483,873

Total liabilities and shareholders’ equity	$39,917,225	$32,095,353

     See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	February 28, 2005
Interest and dividend income:
Interest and fees on loans and leases	$447,180	$299,148	$1,258,740	$683,631	$176,949
Interest and dividends on securities	56,918	51,531	194,679	125,012	51,183

Total interest and dividend income	504,098	350,679	1,453,419	808,643	228,132

Interest expense:
Interest on deposits	153,582	61,453	395,053	124,328	30,694
Interest on borrowed funds	49,452	40,229	168,025	94,736	32,654

Total interest expense	203,034	101,682	563,078	219,064	63,348

Net interest income	301,064	248,997	890,341	589,579	164,784
Provision for loan and lease losses	13,755	5,500	29,374	10,097	1,069

Net interest income after provision for loan and lease losses	287,309	243,497	860,967	579,482	163,715

Noninterest income:
Deposit services	42,213	34,558	123,318	76,134	18,359
Insurance agency commissions	12,755	12,216	43,145	31,460	8,252
Merchant and electronic banking income, net	17,532	15,824	51,323	35,914	7,751
Wealth management services	11,009	10,662	34,092	24,602	6,959
Bank-owned life insurance	8,273	5,994	23,664	14,029	4,169
Investment planning services	4,838	4,708	15,339	12,044	2,815
Net securities losses	7	1,014	(3)	(1,474)	(46,548)
Loans held for sale — Lower of cost or market adjustment	—	—	—	386	(7,500)
Change in unrealized loss on derivatives	—	(711)	—	5,954	—
Other noninterest income	31,679	19,342	82,335	44,091	9,104

	128,306	103,607	373,213	243,140	3,361

Noninterest expense:
Compensation and employee benefits	130,643	102,059	383,575	240,046	67,977
Occupancy	26,003	17,114	77,047	41,670	11,411
Equipment	16,648	12,831	48,064	30,210	8,440
Data processing	15,172	11,675	46,193	27,094	7,233
Advertising and marketing	12,718	7,503	30,915	17,911	4,373
Amortization of identifiable intangible assets	39,480	31,041	116,653	72,632	1,561
Merger and restructuring costs	14,089	1,163	48,490	10,458	27,264
Prepayment penalties on borrowings	—	—	—	3	6,300
Other noninterest expense	39,282	28,343	106,201	64,701	15,887

	294,035	211,729	857,138	504,725	150,446

Income before income tax expense	121,580	135,375	377,042	317,897	16,630
Provision for income taxes	37,989	46,634	121,193	109,931	6,182

Income from continuing operations	83,591	88,741	255,849	207,966	10,448

Discontinued operations
Income (loss) from discontinued operations	284	—	(4,523)	—	—
Income tax benefit	2,227	—	4,368	—	—

Income (loss) from discontinued operations, net of tax	2,511	—	(155)	—	—

Net income	$86,102	$88,741	$255,694	$207,966	$10,448

Basic earnings per share:
Income from continuing operations	$0.37	$0.51	$1.15	$1.19	$0.06
Income from discontinued operations, net of tax	$0.01	—	—	—	—
Net income	$0.38	$0.51	$1.15	$1.19	$0.06

Diluted earnings per share:
Income from continuing operations	$0.37	$0.51	$1.15	$1.19	$0.06
Income from discontinued operations, net of tax	$0.01	—	—	—	—
Net income	$0.38	$0.51	$1.15	$1.19	$0.06

Dividends declared per share	$0.22	$0.22	$0.66	$0.42	$0.20

Weighted average shares outstanding:
Basic	228,278	173,661	222,100	174,528	184,964
Dilutive effect of stock options	823	737	882	804	1,783

Diluted	229,101	174,398	222,982	175,332	186,747

     See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2005 (Successor)	173,665	$1,884	$6,833,677	$152,494	($1,131)	($469,010)	($34,041)	$6,483,873
Net income	—	—	—	255,694	—	—	—	255,694
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(4,807)	(4,807)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	9,608	9,608

Comprehensive income	—	—	—					260,495
Common stock issued for acquisitions	32,859	329	965,065	—	—	—	—	965,394
Common stock issued to The Toronto-Dominion Bank for acquisitions	29,625	296	941,494	—	—	—	—	941,790
Treasury stock issued for employee benefit plans, including tax benefit of $1.0 million	627	—	(4,657)	—	—	19,615	—	14,958
Stock option compensation expense	—	—	5,746	—	—	—	—	5,746
Treasury stock purchased	(8,500)	—	—	—	—	(255,470)	—	(255,470)
Decrease in unearned compensation	—	—	—	—	1,131	—	—	1,131
Cash dividends declared ($0.66 per share)	—	—	—	(151,206)	—	—	—	(151,206)

Balances at September 30, 2006 (Successor)	228,276	$2,509	$8,741,325	$256,982	$—	($704,865)	($29,240)	$8,266,711

Balances at December 31, 2004 (Predecessor)	179,298	$1,917	$1,763,572	$1,677,802	$—	($265,020)	($2,157)	$3,176,114
Net income	—	—	—	10,448	—	—	—	10,448
Change in unrealized gains on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	2,463	2,463
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income								5,197
Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825
Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368
Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$—	($201,141)	($7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	$1,884	$6,836,487	$—	($2,256)	$—	$—	$6,836,115
Net income	—	—	—	207,966	—	—	—	207,966
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(25,680)	(25,680)
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(9,567)	(9,567)

Comprehensive income (loss)								172,719
Treasury stock issued for employee benefit plans, including tax benefit of $0.9 million	487	—	(2,531)	—	—	15,816	—	13,285
Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)
Decrease in unearned compensation	—	—	—	—	750	—	—	750
Cash dividends declared ($0.42 per share)	—	—	—	(72,838)	—	—	—	(72,838)

Balances at September 30, 2005 (Successor)	173,615	$1,884	$6,833,956	$135,128	($1,506)	($470,592)	($35,247)	$6,463,623

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	February 28, 2005
Cash flows from operating activities:
Net income	$255,694	$207,966	$10,448
Loss from discontinued operations, net of tax	(155)	—	—

Income from continuing operations	255,849	207,966	10,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	29,374	10,097	1,069
Depreciation of banking premises and equipment	45,842	28,284	7,807
Net amortization of premium and discounts	(1,708)	6,835	3,703
Amortization of intangible assets	116,653	72,632	1,561
Deferred tax (benefit) provision	(19,300)	(10,500)	2,000
Unearned compensation	1,131	750	—
Stock-based compensation expense	5,746	—	—
Net losses (gains) realized from sales of securities and loans	(17)	44	46,548
Lower of cost or market adjustment on loans held for sale	—	—	7,500
Prepayment penalties on borrowings	—	—	6,300
Net losses (gains) realized from sales of loans held for sale	—	7,113	(616)
Increase in cash surrender value of bank owned life insurance	(23,664)	(12,186)	(4,169)
Proceeds from sales of loans held for sale	304,445	805,649	72,258
Residential loans originated and purchased for sale	(293,974)	(304,297)	(58,800)
Change in fair value on derivatives	(267)	(4,788)	—
Change in net deferred tax liability	(2,617)	(14,137)	6,846
Net (increase) decrease in other assets	(75,723)	36,721	40,597
Net increase (decrease) in other liabilities	4,082	31,641	(42,559)

Net cash provided by operating activities	345,852	861,824	100,493

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,942,400	662,100	83,271
Proceeds from sales of securities as part of deleveraging program	2,528,541	377,907	2,461,701
Proceeds from maturities and principal repayments of securities available for sale	583,598	602,520	190,117
Purchases of securities available for sale	(1,447,935)	(1,301,788)	(969,979)
Net (increase) in securities purchased under reverse repurchase agreements	(1,950,000)	—	—
Proceeds from maturities and principal repayments of securities held to maturity	12,357	13,322	4,670
Net (increase) in loans and leases	(455,813)	(570,931)	(222,430)
Proceeds from sales of portfolio loans	925	167,297	—
Net (additions) decrease to premises and equipment	(64,787)	(31,167)	798
Proceeds from policy coverage on bank-owned life insurance	241	—	141
Proceeds from the sale of the bond administration business	2,000	—	—
Proceeds from the sale of OREO	12,162	—	—
Cash used in business acquisitions	(941,874)	—	—
Cash acquired from acquisitions	238,562	—	130,685

Net cash provided by investing activities	1,460,377	(80,740)	1,678,974

Cash flows from financing activities:
Net increase (decrease) in deposits	334,538	477,639	(160,662)
Net (decrease) increase in short-term borrowings	(1,960,249)	(360,889)	2,102,739
Payments on short-term borrowings as part of deleveraging program	—	(374,491)	(1,461,701)
Proceeds from long-term debt	—	230,637	8,467
Payments for long-term debt	(603,458)	(206,097)	(474,664)
Payments for long-term debt as part of deleveraging program	—	—	(1,006,300)
Excess tax benefits from stock-based compensation	1,025	875	16,049
Treasury stock issued for employee benefit plans	13,933	12,410	55,319
Issuance of stock to The Toronto-Dominion Bank	941,790	—	—
Purchase of treasury stock	(255,470)	(486,408)	—
Cash dividends paid to shareholders	(151,206)	(72,838)	(37,383)

Net cash (used in) financing activities	(1,679,097)	(779,162)	(958,136)

Cash flows from discontinued operations
Operating activities	(4,523)	—	—

Net cash (used in) discontinued operations	(4,523)	—	—

Increase (decrease) in cash and cash equivalents	122,609	1,922	821,331
Cash and cash equivalents at beginning of period	769,258	747,637	(73,694)

Cash and cash equivalents at end of period	$891,867	$749,559	$747,637

In conjunction with the purchase acquisitions detailed in Note 3 to the unaudited Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$10,301,998	$32,462,141	$1,618,940
Fair value of liabilities assumed	8,394,729	25,626,026	1,422,658
Supplemental cash flow disclosures

Cash paid for interest	$531,824	$213,372	$68,238
Cash paid (received) for income taxes	132,415	62,767	(779)

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. We have not changed our significant accounting and reporting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards (“FAS”) 123(R), “Share-Based Payment.” See Note 2 below. There have been no significant changes in the methods or assumptions used in the accounting policies requiring material estimates and assumptions.
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
Accounting for Share-Based Payment Transactions
Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We implemented FAS No. 123(R) using the modified prospective method of transition. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Prior to January 1, 2006, we measured compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result of implementing FAS No. 123(R), we recorded $1.9 million and $5.7 million of additional compensation expense during the three and nine months ended September 30, 2006, respectively. We calculated the common stock equivalents for purposes of diluted earnings per share using the transition method. Prior to the adoption of FAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. See Note 5 for more information.
Defined Pension and Other Postretirement Plans
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“FAS 158”). FAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, the plan’s assets and obligations, which determine its funded status, will be required to be measured at the end of the employer’s fiscal year. The changes in the funded status of the defined benefit postretirement plan will be recognized in the year in which the changes occur and be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan is effective for the fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The implementation of FAS 158 is not expected to have a material impact on our financial condition or results of operations.
Fair Value Measurement
In September 2006, FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. FAS 157 provides guidance about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on our financial condition or results of operations.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”). FAS 156 was issued to simplify the accounting for servicing assets and servicing liabilities and reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to hedge risks associated with those servicing rights. FAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The effective date of FAS 156 is for fiscal years beginning after September 15, 2006. Early adoption is permitted in a period if financial statements have not yet been issued for this period. The implementation of FAS 156 is not expected to have a material impact on our financial condition or results of operations.
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
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and provides greater consistency in criteria used to recognize, derecognize and measure benefits related to income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the implementation of FIN 48 on our financial condition or results of operations.
Note 3 — Acquisitions
Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed by us since January 1, 2005. The acquisitions were accounted for as purchases and, as a result, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable			Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares	Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued	Price
Hudson United Bancorp	1/31/2006	$8,771.0	$518.3	$1,463.6	$222.5	$941.8	32.9 (1)	$1,907.3
BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$138.2	$13.2	$0.3	6.2	$200.2

(1)	Shares issued does not include the 29.6 million shares of common stock sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Hudson United Bancorp.
The following table presents the estimated fair values of the assets acquired and liabilities assumed from Hudson United Bancorp (“Hudson”) at the date of acquisition.

Assets:
Investments	$2,699,382
Loans and leases, net	5,155,148
Premises and equipment	121,794
Goodwill	1,463,555
Other intangible assets	222,466
Cash and due from banks	235,997
Bank-owned life insurance	156,476
Other assets	247,180

Total assets acquired	10,301,998

Liabilities:
Deposits	6,897,621
Borrowings	1,311,362
Other liabilities	185,746

Total liabilities assumed	8,394,729

Net assets acquired	$1,907,269

Some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed have been made and may continue to be made after the date of acquisition, although such adjustments have not and are not expected to be significant. None of the goodwill will be deductible for income tax purposes.

The following table presents pro forma results of operations for the three months ended September 30, 2006 and 2005, nine months ended September 30, 2006, and the periods January 1, 2005 to February 28, 2005 and March 1, 2005 to September 30, 2005 as though the acquisition of Hudson had been completed as of January 1, 2006 and January 1, 2005, respectively.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	February 28, 2005
Net interest income	$301,064	$327,637	$917,066	$780,148	$220,725
Provision for loan and lease losses	13,755	16,650	31,374	28,497	4,069

Net interest income after provision for loan and lease losses	287,309	310,987	885,692	751,651	216,656
Noninterest income	128,306	138,161	382,299	323,137	24,672
Noninterest expense (1)	294,035	301,104	896,237	708,875	199,202

Income before income tax expense	121,580	148,044	371,754	365,913	42,126
Provision for income taxes	37,989	47,659	123,580	106,081	12,720

Income from continuing operations	83,591	100,385	248,174	259,832	29,406
Income (loss) from discontinued operations, net of tax	2,511	—	(155)	—	—

Net income	$86,102	$100,385	$248,019	$259,832	$29,406

Basic earnings per share
Income from continuing operations	$0.37	$0.44	$1.09	$1.14	$0.12
Income from discontinued operations, net of tax	$0.01	—	—	—	—
Net income	$0.38	$0.44	$1.09	$1.14	$0.12

Diluted earnings per share
Income from continuing operations	$0.37	$0.44	$1.08	$1.13	$0.12
Income from discontinued operations, net of tax	$0.01	—	—	—	—
Net income	$0.38	$0.44	$1.08	$1.13	$0.12

Weighted average shares outstanding
Basic	228,278	227,645	228,098	228,512	238,948
Diluted	229,101	228,382	228,980	229,316	240,731

(1)	Includes $9.0 million of merger costs recorded by Hudson in January 2006.
Note 4 — Discontinued Operations
As a result of the Hudson acquisition on January 31, 2006, we acquired a 100% interest in United Gasco LLC, a 50% interest in Minnesota Methane and a 100% interest in United Cogen Fuel LLC. The 50% interest in Minnesota Methane is held by a 100% owned subsidiary, UC Investments, Inc., which was established by Hudson solely for that purpose. United Gasco, LLC and UC Investments, Inc. and their subsidiaries are engaged in the extraction and conversion of landfill gas into electricity, which is sold to utilities; this production qualifies as production of fuel from nonconventional sources and generates tax credits under the Internal Revenue Code. United Cogen Fuel LLC owns an alternative energy facility located in North Carolina. We have decided to divest our interests in these subsidiaries, and as a result reflect the businesses of these subsidiaries as discontinued operations. In May 2006, we divested our interest in United Cogen Fuel LLC. The excess of the sale price over the book value was recorded as an adjustment to goodwill associated with the Hudson acquisition. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our remaining investments have been classified as “held for sale” and recorded at estimated fair value less costs to sell.
The following table presents gross revenues and net loss from discontinued operations for the periods indicated.

	Successor	Successor
	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Gross revenues from discontinued operations	$3,292	$8,173
Net income (loss) from discontinued operations	$2,511	($155)

At September 30, 2006, the aggregate total assets and total liabilities of these investments amounted to $31.4 million and $17.8 million, respectively, and were recorded in other assets and other liabilities, respectively.
Note 5 — Stock Compensation Plans
General
Effective January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123(R), “Share-Based Payment” using the modified prospective method of transition. As a result of implementing FAS No. 123(R), we recorded $1.9 million and $5.7 million of additional compensation expense covering stock options during the three and nine months ended September 30, 2006, respectively. Including restricted stock and restricted stock units, total stock-based compensation expense recorded for the three and nine months ended September 30, 2006 was $5.1 million and $15.3 million, respectively. The total income tax benefit recognized on stock-based compensation was $2.0 million and $6.0 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2006 there was $32.8 million of unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted average period of 1.9 years.
The following table sets forth pro forma net income and earnings per share for the three months ended September 30, 2005 and for the indicated periods, assuming the adoption of FAS No. 123(R) as of January 1, 2005, during which the fair value based method was not used to account for stock-based compensation.

	Successor	Successor	Predecessor
	Three Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2005	September 30, 2005	February 28, 2005
Net income, as reported	$88,741	$207,966	$10,448
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,614	5,886	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Effect of accelerated vesting of stock options in connection with The Toronto-Dominion Bank transaction	—	—	(9,293)
Other	(3,429)	(7,733)	(2,159)

Pro forma net income	$87,926	$206,119	($1,004)

Earnings per share
Basic — As reported	$0.51	$1.19	$0.06
Pro forma	$0.51	$1.18	($0.01)

Diluted — As reported	$0.51	$1.19	$0.06
Pro forma	$0.50	$1.18	($0.01)
Stock Options
The 2003 Equity Incentive Plan and the 1996 Equity Incentive Plan, which have been approved by our shareholders, authorize grants of options and other stock-based awards to our directors, officers and employees for up to 25 million shares of TD Banknorth common stock in the aggregate. At September 30, 2006, there were 4.8 million shares available for grant under these plans.
Options are granted under the plans at an exercise price equal to the fair market value of the common stock at the date of grant. The options granted generally vest ratably over three years, expire ten years from the date of the grant and are subject to forfeiture if vesting requirements are not met.
The following table presents the weighted average fair value and related assumptions using the Black Scholes option-pricing model for all stock options granted during the periods indicated. There were no options granted during the three months ended September 30, 2006 and 2005 and for the period January 1, 2005 to February 28, 2005.

	Successor	Successor
	Nine Months Ended	March 1, 2005 to
	September 30, 2006	September 30, 2005
Weighted average fair value	$5.03	$5.45
Expected dividend yield	2.96%	2.32%
Risk-free interest rate	5.01%	4.17%
Expected life	6.0 years	7.5 years
Volatility	15.18%	13.09%
Options granted	30,000	2,175,349
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
The following table summarizes all activity with respect to stock options granted under our stock compensation plans during the nine months ended September 30, 2006.

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value (000’s)
Outstanding at January 1, 2006	10,228,728	$26.75
Granted	30,000	29.39
Exchanged in acquisitions	259,270	19.78
Exercised	(430,922)	23.23
Cancelled and forfeited	(262,535)	29.21

Outstanding at September 30, 2006	9,824,541	$26.65	6.79 years	$26,653 (1)

Options exercisable at September 30, 2006	6,281,992	$24.95	5.70 years	$26,486 (1)

(1)	Based on the closing stock price on September 30, 2006 of $28.88.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $764 thousand and $2.8 million, respectively, and $514 thousand during the three months ended September 30, 2005, $2.2 million during the period March 1, 2005 to September 30, 2005 and $45.9 million during the period January 1, 2005 to February 28, 2005. The actual tax benefit realized for the tax deduction from option exercises totaled $291 thousand and $1.0 million for the three and nine months ended September 30, 2006, respectively. The tax benefit is reflected in financing activities in the Consolidated Statement of Cash Flows.
The total fair value of options vested during the three and nine months ended September 30, 2006 was $63 thousand and $5.3 million, respectively, and $110 thousand during the three months ended September 30, 2005, $20.3 million during the period March 1, 2005 to September 30, 2005 and $209 thousand during the period January 1, 2005 to February 28, 2005.
Cash received from option exercises during the three and nine months ended September 30, 2006 was $2.6 million and $10.0 million, respectively.

The following table summarizes the activity in our nonvested options during the nine months ended September 30, 2006.

		Weighted
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	4,705,537	$5.44
Granted	—	—
Vested	(951,947)	5.57
Forfeited	(211,041)	5.29

Nonvested at September 30, 2006	3,542,549	5.41

Restricted Stock and Restricted Stock Units
Under the 2003 Equity Incentive Plan, we may grant restricted stock and restricted stock units to our directors, officers, and eligible employees. At the grant date we determine whether the restricted stock units will be settled in cash or TD Banknorth common stock and the applicable vesting period, which is generally at the end of three years.
The following table summarizes the activity in our nonvested restricted stock and restricted stock units awards during the nine months ended September 30, 2006.

		Weighted
	Restricted Stock	Average
	and Resticted	Grant-Date
Restricted Stock and Restricted Stock Units	Stock Units	Fair Value
Nonvested at January 1, 2006	1,306,155	$30.05
Granted	283,533	29.93
Vested	(17,476)	30.43
Forfeited	(183,699)	29.92

Nonvested at September 30, 2006	1,388,513	30.04

Exercisable at September 30, 2006	33,320	30.22

The total fair value of restricted stock and restricted stock units that vested during the three and nine months ended September 30, 2006 was $222 thousand and $714 thousand, respectively, and $872 thousand for each of the three months ended September 30, 2005 and for the period March 1, 2005 to September 30, 2005. No restricted stock vested during the period January 1, 2005 to February 28, 2005.
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
The following table summarizes the activity under our employee stock purchase plan during the periods indicated.

	Employee Stock Purchase Plan (1)
	Shares Purchased	Shares Available	Average Price	Expense
January 1, 2006 to September 30, 2006 (Successor)	83,540	788,507	$27.80	$122
March 1, 2005 to September 30, 2005 (Successor)	95,533	912,718	$25.30	$434	(2)
January 1, 2005 to February 28, 2005 (Predecessor)	43,674	1,008,251	$26.55	$205	(2)

(1)	The maximum number of shares which may be issued under the Employee Stock Purchase Plan, as amended, is 2,852,000.

(2)	Pro forma expense.
Note 6 — Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell consist of the purchase of a security with the commitment by us to resell the security to the original seller at a specified price. These securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. Our policy is to take possession of the securities purchased. We pledge certain of these securities to collateralize public deposits and borrowings. At September 30, 2006, we had $1.9 billion of securities purchased under agreements to resell which mature in 2006 and 2007. There were no securities purchased under agreements to resell at December 31, 2005.
Note 7 — Securities Available for Sale
The following table presents the fair value of our investments with continuous unrealized losses for less than one year and more than one year at September 30, 2006.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses
U. S. Government obligations and obligations of U.S. Government agencies and corporations	3	$451,866	$1,052	1	$964	$17	4	$452,830	$1,069
Tax-exempt bonds and notes	9	3,959	25	87	46,929	376	96	50,888	401
Other bonds and notes	29	38,400	346	54	77,194	685	83	115,594	1,031
Mortgage-backed securities	281	318,974	3,455	594	973,334	22,966	875	1,292,308	26,421
Collateralized mortgage obligations	1	411	5	12	52,888	991	13	53,299	996
Equity securities	2	86	6	1	123	17	3	209	23

	325	$813,696	$4,889	749	$1,151,432	$25,052	1,074	$1,965,128	$29,941

The temporary impairment in the investment securities portfolio is predominantly the result of increases in market interest rates after the investment securities were purchased/acquired and not from deterioration in the creditworthiness of the issuers. For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear nominal credit risk. U.S. Government agencies securities are believed by management to have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities having a credit rating of at least investment grade by one of the nationally recognized rating agencies. Mortgage-backed securities and collateralized mortgage obligations are either issued by government sponsored agencies or by private issuers with security ratings of at least AA.
At September 30, 2006, U.S. Government obligations and obligations of U.S. Government agencies and corporations included four securities which had unrealized losses, consisting of three U.S. Treasury notes and one U.S. Government agency security.

Note 8 — Goodwill and Other Intangible Assets
The following table summarizes activity in our goodwill and identifiable intangible asset accounts during the periods indicated and the amortization expense of identifiable intangible assets during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles (1)	Intangibles
Balance, December 31, 2005	$4,547,604	$476,840	$191,525	$668,365
Recorded during the year	1,465,355	176,549	45,917	222,466
Amortization expense	—	(102,893)	(13,760)	(116,653)
Adjustment of purchase accounting estimates	4,447	—	(5,285)	(5,285)

Balance, September 30, 2006	$6,017,406	$550,496	$218,397	$768,893

Estimated Annual Amortization Expense:
Remaining 2006	—	$34,832	$4,642	$39,474
2007	—	110,030	17,849	127,879
2008	—	86,670	16,810	103,480
2009	—	70,220	16,186	86,406
2010	—	56,725	15,439	72,164
Thereafter	—	192,019	145,114	337,133

(1)	Other identifiable intangible assets at September 30, 2006 and December 31, 2005 include $2,357 related to the minimum pension liability that is not amortized.
     The following table sets forth the components of our identifiable intangible assets at September 30, 2006.

	September 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$742,549	$192,053	$550,496
Other identifiable intangibles:
Loan relationship intangibles	133,535	10,146	123,389
Other identifiable intangibles	112,988	17,980	95,008

	246,523	28,126	218,397

Total	$989,072	$220,179	$768,893

Note 9 — Deposits
Certificates of deposits of $100,000 or more amounted to $2.8 billion and $1.6 billion at September 30, 2006 and December 31, 2005, respectively.
Note 10 — Short-term Borrowings
Short-term borrowings are all borrowings with an original maturity of one year or less. The following table sets forth our short-term borrowings at the dates indicated.

	September 30, 2006	December 31, 2005
Securities sold under agreements to repurchase — retail	$1,441,431	$1,668,139
Federal funds purchased	757,000	1,563,000
Treasury, tax and loan notes	18,161	54,401
Federal Home Loan Bank advances	7,200	400,000

	$2,223,792	$3,685,540

At September 30, 2006, we had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during 2006.
Note 11 — Long-term Debt
The following table sets forth our long-term debt (debt with original maturities of more than one year) at the dates indicated.

	September 30, 2006	December 31, 2005
Federal Home Loan Bank advances	$71,367	$151,609
Securities sold under agreements to repurchase — retail	12,571	107,952
Junior subordinated debentures issued to affiliated trusts	520,736	366,237
Subordinated debt due 2011	221,531	225,188
Subordinated debt due 2012	220,965	—
Subordinated debt due 2022	241,568	232,158
Senior notes 3.75%, due 2008	149,287	148,914
Other long-term debt	6,000	6,372

Total	$1,444,025	$1,238,430

Borrowings callable by the lender amounted to $35.0 million and $90.0 million at September 30, 2006 and December 31, 2005, respectively. In addition, junior subordinated debentures of $342 million are callable by us in early 2007.
Note 12 — Changes in Accumulated Other Comprehensive Income
The following table presents the reconciliation of transactions affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Successor			Successor
	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Change in unrealized gain (loss) on securities available for sale	$36,224	($12,653)	$23,571	($64,609)	$22,613	($41,996)
Change in unrealized gain (loss) on cash flow hedges	6,152	(2,153)	3,999	(3,801)	2,626	(1,175)
Reclassification adjustment for losses (gains) realized in net income	2,375	(831)	1,544	(35,609)	12,463	(23,146)

Net change in unrealized gains (losses)	$44,751	($15,637)	$29,114	($104,019)	$37,702	($66,317)

	Successor			Successor			Predecessor
	Nine Months Ended			March 1, 2005 to			January 1, 2005 to
	September 30, 2006			September 30, 2005			February 28, 2005
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Change in unrealized (loss) gain on securities available for sale	($7,438)	$2,629	($4,809)	($40,983)	$14,344	($26,639)	($42,769)	$14,975	($27,794)
Change in unrealized gain (loss) on cash flow hedges	16,228	(5,680)	10,548	49,378	($17,282)	32,096	(7,851)	(48)	(7,899)
Reclassification adjustment for (gains) losses realized in net income	(1,443)	505	(938)	(62,621)	21,917	(40,704)	46,834	(16,392)	30,442

Net change in unrealized gains (losses)	$7,347	($2,546)	$4,801	($54,226)	$18,979	($35,247)	($ 3,786)	($1,465)	($5,251)

Note 13 — Acquired Impaired Loans
In connection with our acquisition of Hudson on January 31, 2006, we acquired commercial business loans for which there was, at acquisition, deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. In addition, we had impaired loans at the time The Toronto-Dominion Bank acquired a majority interest in us on March 1, 2005. These acquired loans are not accounted for using the income recognition model because the timing of cash flows expected to be collected could not be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income on impaired loans is recognized on the cost recovery method in connection with these loans.
The following table summarizes acquired impaired loans at September 30, 2006.

	Impaired loans associated with:
	The Toronto-
	Dominion Bank	Hudson
	Transaction	Acquisition	Total
Contractually required principal payments receivable at acquisition	$84,078	$14,526	$98,604
Cash flows expected to be collected at acquisition	42,925	11,897	54,822
Basis in acquired loans at acquisition	42,925	11,897	54,822
Carrying value of loans at September 30, 2006	5,662	7,208	12,870
In connection with The Toronto-Dominion Bank’s acquisition of a majority interest in us on March 1, 2005, $21.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of our impaired loans.

Note 14 — Other Noninterest Income
The following table sets forth the primary categories of our other noninterest income during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	February 28, 2005
Loan fee income	$14,168	$8,031	$42,084	$19,294	$4,549
Income on restricted stock	6,473	2,104	14,395	5,215	1,487
Mortgage banking services income	1,435	2,910	3,995	5,644	923
Venture capital gains (write-downs)	127	(840)	1,069	(936)	(297)
Covered call premiums	—	1,951	922	4,668	1,412
Miscellaneous income	9,476	5,186	19,870	10,206	1,030

Total	$31,679	$19,342	$82,335	$44,091	$9,104

Note 15 — Pension and Other Postretirement Plans
The following table presents the amount of net periodic benefit cost recognized by us during the periods indicated.
Components of net periodic benefit cost:

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	February 28, 2005
Qualified Pension
Service cost	$4,219	$3,643	$13,410	$8,379	$2,369
Interest cost	4,658	3,500	13,482	8,004	2,253
Expected (gain) on plan assets	(7,688)	(5,527)	(22,525)	(12,871)	(3,672)
Recognized actuarial loss	—	—	—	—	809
Net amortization and deferral	—	—	—	—	(38)

Net periodic benefit cost	$1,189	$1,616	$4,367	$3,512	$1,721

Nonqualified Pension
Service cost	$74	$227	$546	$514	$106
Interest cost	608	539	2,005	1,290	305
Amortization of prior service costs	167	282	791	712	—
Recognized actuarial loss	—	—	—	—	84
Net amortization and deferral	—	—	—	—	41

Net periodic benefit cost	$849	$1,048	$3,342	$2,516	$536

Other Postretirement Benefits
Service cost	$50	$57	$150	$133	$37
Interest cost	339	321	1,017	749	214
Recognized actuarial (gain) loss	(64)	—	(192)	—	36
Net amortization and deferral	—	—	—	—	89

Net periodic benefit cost	$325	$378	$975	$882	$376

We expect to contribute approximately $30.0 million to our pension plans in 2006, none of which is required to satisfy minimum funding requirements. The discretionary contribution is anticipated to be paid in December after final review of the 2006 pension obligation and, as in prior years, is expected to be paid entirely in cash.

Note 16 — Merger and Restructuring Costs
The following table summarizes our merger and restructuring costs during the periods indicated.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended	Three Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	February 28, 2005
Restructuring Costs
Personnel costs	$637	$—	$11,348	$—	$—
Branch closings	—	—	374	—	—

	637	—	11,722	—	—

Interchange Financial Services Corporation Merger Charges
Personnel costs	—	—	5	—	—
Systems conversion and integration/customer communications	1,877	—	1,877	—	—
Other costs	128	—	200	—	—

	2,005	—	2,082

Hudson United Bancorp Merger Charges
Personnel costs	3,404	2	7,340	2	—
Systems conversion and integration/customer communications	4,135	580	15,930	580	—
Other costs	1,858	112	6,886	112	—

	9,397	694	30,156	694	—

The Toronto-Dominion Bank Merger Charges
Transaction costs	—	(1,500)	(339)	3	18,148
Personnel costs	1,373	398	3,462	3,052	2,285
Systems conversion and integration/customer communications	43	—	43	—	—
Name change	95	1,013	644	3,214	2,061
Other costs	479	35	479	94	2,941

	1,990	(54)	4,289	6,363	25,435

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	7	39	26	774	673
Systems conversion and integration/customer communications	—	11	—	642	987
Other costs	5	70	21	1,028	211

	12	120	47	2,444	1,871

Other Merger Charges
American Financial Holdings, Inc. Merger Charges	—	306	7	495	117
First & Ocean Bancorp Merger Charges	—	—	—	19	1
Foxborough Savings Bank Merger Charges	—	—	—	9	11
CCBT Financial Companies, Inc. Merger Charges	48	96	187	408	(171)
Other Costs	—	1	—	26	—

	48	403	194	957	(42)

Total Merger and Restructuring Costs	$14,089	$1,163	$48,490	$10,458	$27,264

The following table summarizes activity in the accruals for merger and restructuring costs during the periods indicated.

					Non-cash
		Purchase Accounting	Merger and		Write Downs
	Balance	Adjustments	Restructuring	Cash	and Other	Balance
	12/31/05	at Acquisition	Costs	Payments	Adjustments	9/30/06
Restructuring costs	$—	$—	$11,722	($11,722)	$—	$—
Interchange Merger	—	—	2,082	(2,082)	—	—
Hudson United Bancorp Merger	—	46,324	30,157	(65,125)	(6,762)	4,594
The Toronto-Dominion Bank Merger	459	—	4,288	(4,371)	(376)	—
BostonFed Bancorp, Inc. Merger	1,935	—	47	(285)	(70)	1,627
CCBT Financial Companies, Inc. Merger	—	—	187	(187)	—	—
American Financial Holdings, Inc. Merger	—	—	7	(7)	—	—

Total	$2,394	$46,324	$48,490	($83,779)	($7,208)	$6,221

As a result of mergers, approximately 400 Hudson employees were released in 2006 and approximately 250 BostonFed employees were released in 2005.

Note 17 — Earnings Per Share
The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following outstanding options to purchase shares of common stock (in actual shares) because they were antidilutive.

Successor	Successor	Successor	Successor	Predecessor
Three Months Ended	Three Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2006	February 28,2005
4,142,645	2,132,369	2,002,565	1,831,114	—
Note 18 — Related Party Transactions
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
The following table sets forth the amounts due to and from The Toronto-Dominion Bank and off-balance sheet transactions with The Toronto-Dominion Bank at September 30, 2006.

	September 30, 2006	December 31, 2005
Cash and due from banks	$1,210	$1,694
Other assets:
Positive fair value marks on derivatives	25,510	8,090
Accounts receivable	—	1,396
Deferred tax asset	720	2,868
Deferred debt issuance costs	1,038	1,110
Interest-bearing deposits from The Toronto-Dominion Bank	15,425	15,013
Other liabilities:
Negative fair value marks on derivatives	11,498	2,856
Accounts payable	69	—
Shareholders’ Equity
Accumulated other comprehensive income	(1,338)	(8,865)
Broker commissions paid to TD Securities for common stock repurchases	(170)	(306)
Off-balance sheet transactions (notional amounts):
Interest rate swaps and caps	951,939	606,256
Foreign exchange contracts	108,660	39,557
The effect on pre-tax income of transactions with The Toronto-Dominion Bank was an increase of $9.5 million and $9.4 million during the three months ended September 30, 2006 and 2005, respectively, and $25.7 million and $19.3 million during the nine months ended September 30, 2006 and the period March 1, 2005 to September 30, 2005, respectively. Included in the 2006 amounts are pretax income of $3.2 million and $12.9 million from changes in foreign currency translation rates on our cross currency swap hedge for the three and nine months ended September 30, 2006. The cross currency swap hedge originated in 2006; therefore there were no translation amounts in 2005.

We and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, Basel II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. Monthly billings under this agreement averaged $0.6 million during the quarter ended September 30, 2006.
In September 2005, TD Banknorth, NA issued subordinated notes denominated in Canadian currency totaling $270 million (or approximately $229 million in U.S. dollars). The Canada Trust Company, a wholly-owned subsidiary of The Toronto-Dominion Bank, is the issuing and paying agent, note registrar and calculation agent for the notes.
Note 19 — Subsequent Events
On April 13, 2006, we entered into an agreement to acquire Interchange Financial Services Corporation (“Interchange”) for $480.6 million in an all-cash transaction. Interchange, which is headquartered in Saddle Brook, New Jersey, had $1.6 billion in assets and $1.2 billion in deposits at September 30, 2006. Subject to the terms and conditions of the agreement, each outstanding share of Interchange common stock will be converted into the right to receive $23.00 in cash per share. The agreement has been approved by our Board of Directors and the shareholders and Board of Directors of Interchange.
The cash to be paid in the transaction will be financed at the time of the merger primarily through the sale of 13 million shares of our common stock to our majority shareholder, The Toronto-Dominion Bank, at a price of $31.17 per share for a total of $405.2 million.
All required regulatory approvals have been received. The transaction is expected to close early in the first quarter of 2007 with a systems conversion shortly thereafter.

Item 2.
TD BANKNORTH INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)
General
We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. At September 30, 2006, we had consolidated assets of $39.9 billion and consolidated shareholders’ equity of $8.3 billion.
Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At September 30, 2006, TD Banknorth, NA had 587 banking offices in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont and served approximately 1.6 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning, private label credit cards for certain retailers and other businesses, insurance premium financing and insurance agency services.
Executive Overview
•	Diluted earnings per share were $0.38 per share for the three months ended September 30, 2006 as compared to $0.51 per share for the comparable period in 2005. This decrease was primarily attributable to increased merger and restructuring charges ($0.04 per diluted share), an eight basis point decline in net interest margin, increased provisions for loan and lease losses, and the spread income on securities in the quarter ended September 30, 2005 which were sold in 2006 as part of a balance sheet deleveraging program. The results for the quarter reflect the full impact of the acquisition of Hudson United Bancorp (“Hudson”) on January 31, 2006.

•	For the nine-month periods ended September 30th, diluted earnings per share amounted to $1.15 per share in 2006 as compared to $1.23 per share in 2005. This decrease was primarily attributable to a nine basis point decline in net interest margin, increased amortization of identifiable intangible assets ($0.05 per diluted share) and increased provisions for loan and lease losses.

•	We completed the acquisition of Hudson on January 31, 2006 and successfully completed the systems conversion in May 2006.

•	The net interest margin (net interest income divided by average interest-earnings assets) decreased to 4.01% in the third quarter of 2006 from 4.09% in the third quarter of 2005. We continued to see intense competition for high quality loans and deposits.

•	Our total risk-based capital ratio was 11.41% at September 30, 2006 compared to 11.73% at December 31, 2005. Our tangible equity to tangible assets ratio was 5.40% at September 30, 2006 compared to 5.69% at December 31, 2005. These ratios declined due to share repurchases made after the completion of the Hudson acquisition.

•	In April 2006, Standard & Poor’s Services raised its counterparty credit rating on us to “A-1” from “BBB” and the counterparty credit ratings on related entities, including TD Banknorth, NA to “A/A-1” from “BBB+/A-2.”

Outlook
Excluding the effects of acquisitions, we expect that there will be little or no earnings growth in the fourth quarter of 2006 as compared to the third quarter of 2006, and that 2007 will also be a challenging year. Earnings growth for 2007 will depend on the interest rate environment, the shape of the yield curve, our ability to obtain loans and hold/grow deposits and the success of revenue/expense initiatives now being developed. Competition for high-quality loans and deposits will continue. We expect only single-digit loan growth and deposits to remain fairly flat in 2007. In addition, we expect our provision for loan and lease losses to be in the $15 million range per quarter in 2007. We are responding to these challenges with the following actions being implemented in the fourth quarter of 2006 and in 2007:
•	Increase our focus on organic loan and deposit growth;

•	Focus on process improvements to enhance customer service and reduce costs;

•	Perform a comprehensive review of our fees and fee routines for services;

•	Review the performance characteristics of our branch network in our entire market area; and

•	Review our pricing on loans and deposits in certain market areas.
On November 2, 2006, the Federal Deposit Insurance Corporation (FDIC) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to TD Banknorth’s assessment base of approximately $30 billion, this translates to an annual deposit premium estimated to be between $15 million and $21 million. Most banks, including TD Banknorth, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for TD Banknorth was calculated at $31 million. At this time we believe the assessment credit will not be recognized up front, but recognized on a go-forward basis only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, we expect the reinstitution of deposit premiums by the FDIC will not have a material effect on our financial condition, results of operations or cash flows until 2008 or 2009.
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
Financial information presented herein for all dates and periods prior to completion of The Toronto-Dominion Bank transaction on March 1, 2005 reflects our historical basis of accounting, and financial information presented herein for all dates and periods from and after March 1, 2005 reflect the adjusted values of our assets and liabilities resulting from the application of purchase accounting on that date. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein for 2005 combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to March 31, 2005) to present “combined” results for quarter ended March 31, 2005. Because of the effects of accounting for The Toronto-Dominion Bank transaction under the purchase method effective March 1, 2005, information on a combined basis for the nine months ended September 30, 2005 may not be comparable to information for the nine months ended September 30, 2006.
The following table sets forth selected income data on a historical basis for the period January 1, 2005 to February 28, 2005, on a fair value basis for the period March 1, 2005 to September 30, 2005, on a combined basis for the nine months ended September 30, 2005 and on a successor basis for the nine months ended September 30, 2006.

Table 1 — Selected Income Data

	Successor	Combined	Successor	Predecessor
	Nine Months Ended	Nine Months Ended	March 1, 2005 to	January 1, 2005 to
	September 30, 2006	September 30, 2005	September 30, 2005	February 28, 2005
Interest and dividend income:
Interest and fees on loans and leases	$1,258,740	$860,580	$683,631	$176,949
Interest and dividends on securities	194,679	$176,195	125,012	51,183

Total interest and dividend income	1,453,419	1,036,775	808,643	228,132

Interest expense:
Interest on deposits	395,053	155,022	124,328	30,694
Interest on borrowed funds	168,025	127,390	94,736	32,654

Total interest expense	563,078	282,412	219,064	63,348

Net interest income	890,341	754,363	589,579	164,784
Provision for loan and lease losses	29,374	11,166	10,097	1,069

Net interest income after provision for loan and lease losses	860,967	743,197	579,482	163,715

Noninterest income:
Deposit services	123,318	94,493	76,134	18,359
Insurance agency commissions	43,145	39,712	31,460	8,252
Merchant and electronic banking income, net	51,323	43,665	35,914	7,751
Wealth management services	34,092	31,561	24,602	6,959
Bank-owned life insurance	23,664	18,198	14,029	4,169
Investment planning services	15,339	14,859	12,044	2,815
Net securities losses	(3)	(48,022)	(1,474)	(46,548)
Loans held for sale — Lower of cost or market adjustment	—	(7,114)	386	(7,500)
Change in unrealized loss on derivatives	—	5,954	5,954	—
Other noninterest income	82,335	53,195	44,091	9,104

	373,213	246,501	243,140	3,361

Noninterest expense:
Compensation and employee benefits	383,575	308,023	240,046	67,977
Occupancy	77,047	53,081	41,670	11,411
Equipment	48,064	38,650	30,210	8,440
Data processing	46,193	34,327	27,094	7,233
Advertising and marketing	30,915	22,284	17,911	4,373
Amortization of identifiable intangible assets	116,653	74,193	72,632	1,561
Merger and restructuring costs	48,490	37,722	10,458	27,264
Prepayment penalties on borrowings	—	6,303	3	6,300
Other noninterest expense	106,201	80,588	64,701	15,887

	857,138	655,171	504,725	150,446

Income before income tax expense	377,042	334,527	317,897	16,630
Provision for income taxes	121,193	116,113	109,931	6,182

Income from continuing operations	255,849	218,414	207,966	10,448

Discontinued operations
Income (loss) from discontinued operations	(4,523)	—	—	—
Income tax benefit	4,368	—	—	—

Loss from discontinued operations, net of tax	(155)	—	—	—

Net income	$255,694	$218,414	$207,966	$10,448

Basic earnings per share
Income from continuing operations	$1.15	$1.24
Income from discontinued operations, net of tax	—	—
Net Income	$1.15	$1.24

Diluted earnings per share
Income from continuing operations	$1.15	$1.23
Income from discontinued operations, net of tax	—	—
Net Income	$1.15	$1.23

Weighted average shares outstanding:
Basic	222,100	176,822
Dilutive effect of stock options	882	1,036

Diluted	222,982	177,858

Acquisitions
Our profitability and market share have been enhanced in recent years through acquisitions. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value and net income per common share may occur in connection with these transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated, as are revenue enhancements.
During 2005 and 2006, we acquired the two financial institutions listed below. Our financial statements include the results of these bank acquisitions since the date of acquisition.
Table 2 — Acquisitions

	Date
Acquisition	Acquired	Loans	Deposits
		(in millions)	(in millions)
Hudson United Bancorp	1/31/2006	$5,220	$6,892
BostonFed Bancorp, Inc.	1/21/2005	$1,227	$1,047
For additional information, see Note 3 to the Consolidated Financial Statements.

Table 3 — Selected Quarterly Data

			2006			2005
			Third	Second	First	Fourth	Third
Condensed Income Statement
Interest income			$504,098	$492,823	$456,499	$363,917	$350,679
Interest expense			203,034	185,990	174,055	120,477	101,682

Net interest income	(A	)	301,064	306,833	282,444	243,440	248,997
Provision for loan and lease losses			13,755	8,719	6,900	6,000	5,500

Net interest income after provision for loan and lease losses			287,309	298,114	275,544	237,440	243,497
Noninterest income (1)	(B	)	128,306	127,068	117,839	60,097	103,607
Noninterest expense, excluding merger and restructuring costs	(C	)	279,946	271,485	257,218	210,700	210,566
Merger and restructuring costs	(D	)	14,089	14,583	19,818	4,957	1,163

Income before income taxes			121,580	139,114	116,347	81,880	135,375
Income tax expense			37,989	44,405	38,799	26,315	46,634
Income (loss) from discontinued operations, net of tax			2,511	(1,323)	(1,342)	—	—

Net income			$86,102	$93,386	$76,206	$55,565	$88,741

Weighted average shares outstanding:
Basic			228,278	228,130	209,690	173,745	173,661
Diluted			229,101	228,777	210,444	174,427	174,398

Basic earnings per share
Income from continuing operations			$0.37	$0.42	$0.37	$0.32	$0.51
Loss from discontinued operations, net			$0.01	($0.01)	($0.01)	—	—
Net income			$0.38	$0.41	$0.36	$0.32	$0.51

Diluted earnings per share
Income from continuing operations			$0.37	$0.41	$0.37	$0.32	$0.51
Loss from discontinued operations, net			$0.01	—	($0.01)	—	—
Net income			$0.38	$0.41	$0.36	$0.32	$0.51

Financial Ratios
Return on average assets (2)			0.86%	0.93%	0.79%	0.69%	1.11%
Return on average equity (2)			4.15%	4.58%	4.07%	3.42%	5.44%
Net interest margin (fully-taxable equivalent) (2)			4.01%	4.07%	3.83%	3.96%	4.09%
Noninterest income as a percent of total income (3)			29.88%	29.29%	29.44%	19.80%	29.38%
Efficiency ratio (4)			68.48%	65.93%	69.21%	71.05%	60.05%

Per Share Data
Book value per share			$36.21	$35.93	$35.80	$37.34	$37.23
Dividends per share			$0.22	$0.22	$0.22	$0.22	$0.22

(1)	Noninterest income included net securities losses of $45 million in the fourth quarter of 2005 as part of the balance sheet restructuring/deleveraging program.

(2)	Annualized.

(3)	Represents noninterest income as a percentage of net interest income plus noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(4)	Represents noninterest expense as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).
Net Interest Income and Margin
Fully-taxable equivalent net interest income for the third quarter of 2006 increased $54.1 million, or 22%, compared to the third quarter of 2005 due primarily to the acquisition of Hudson on January 31, 2006. The acquisition of Hudson increased net earning assets by approximately 30%. The increase in net interest income related to Hudson was offset in part by a lower interest rate spread from the impact of a sustained flat yield curve and competitive conditions in our market areas and the loss of spread income on securities in the quarter ended September 30, 2005 which were sold in 2006 as part of a balance sheet deleveraging program.
Net interest margin was 4.01% in the third quarter of 2006 compared to 4.09% in the third quarter of 2005. The eight basis point decline was due primarily to the rates paid on interest-bearing liabilities increasing more than the yield on loans, reflecting both rising short-term interest rates and the competitive environment for loans and deposits in our market areas. The Federal Reserve Board raised its overnight federal funds rate four times during the nine months ended September 30, 2006 and eight times during 2005; each time the rate increased by 25 basis points (or 1/4 of 1%). The weighted average cost of deposits increased by 132 basis points and the weighted average cost of borrowings increased by 114 basis points for the quarter ended September 30, 2006 compared to the same period last year, while the weighted average yield on loans increased by 97 basis points and the weighted average yield on total earning assets increased by 93 basis points during this same period. Following the rise in short-term interest rates, deposit flows have shifted toward higher-cost certificates of deposit and, excluding the effects of the Hudson acquisition, we have seen declines in lower-cost savings, money market and NOW accounts.
The effect of rising short-term rates on our net interest margin was mitigated by balance sheet deleveraging and restructuring programs in 2005 and early 2006. The balance sheet deleveraging and restructuring programs in 2005 and early 2006 resulted in:
•	Loans representing a higher percentage of average earning assets (loans comprised 85% of average earning assets during the third quarter of 2006 compared to 82% during the third quarter of 2005); and

•	a reduction in borrowings as a percent of total interest-bearing liabilities (borrowings comprised 16% of average interest-bearing liabilities during the third quarter of 2006 compared to 22% during the third quarter of 2005).
For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, fully taxable equivalent net interest income increased by $140.4 million and the net interest margin declined by nine basis points, for the same reasons as discussed above (i.e. the acquisition of Hudson, rising short-term rates and balance sheet deleveraging/restructuring programs).
Table 4 sets forth, for the three and nine months ended September 30, 2006 and 2005, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 4 — Average Balances, Yields and Rates

	Successor			Successor
	2006 Third Quarter (4)			2005 Third Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,832,669	$40,100	5.66%	$3,246,891	$44,806	5.52%
Commercial real estate mortgages	8,849,915	156,776	7.03%	6,719,569	103,508	6.11%
Commercial business loans and leases	6,505,446	121,209	7.40%	4,180,982	63,419	6.02%
Consumer loans and leases	7,176,928	118,848	6.57%	5,918,342	88,669	5.94%
Credit card receivables	432,848	12,810	11.74%	—	—	—

Total loans and leases	25,797,806	449,743	6.92%	20,065,784	300,402	5.95%
Investment securities (3)	2,448,455	32,794	5.36%	4,341,490	52,086	4.80%
Securities purchased under agreements to resell	1,962,348	25,358	5.06%	—	—	—
Federal funds sold and other short-term investments	13,952	84	2.38%	15,611	65	1.66%

Total earning assets	30,222,561	507,979	6.67%	24,422,885	352,553	5.74%

Bank-owned life insurance	777,735			563,040
Goodwill	6,019,737			4,549,680
Identifiable intangible assets	791,631			715,078
Other noninterest-earning assets	2,241,649			1,484,289

Total assets	$40,053,313			$31,734,972

Interest-bearing deposits:
Regular savings	$4,059,605	13,327	1.30%	$2,605,428	2,138	0.33%
NOW and money market accounts	9,888,539	70,518	2.83%	8,187,345	31,708	1.54%
Certificates of deposit	6,952,112	65,841	3.76%	4,841,020	27,005	2.21%
Brokered deposits	232,612	3,149	5.37%	62,505	602	3.82%
Deposits in foreign office	72,600	747	4.18%	—	—	—

Total interest-bearing deposits	21,205,468	153,582	2.87%	15,696,298	61,453	1.55%
Borrowed funds	4,132,212	49,452	4.76%	4,411,042	40,229	3.62%

Total interest-bearing liabilities	25,337,680	203,034	3.18%	20,107,340	101,682	2.01%

Non-interest bearing deposits	5,757,444			4,546,766
Deferred tax liability related to identifiable intangible assets	320,029			265,588
Other liabilities	411,631			338,178
Shareholders’ equity	8,226,529			6,477,100

Total liabilities and shareholders’ equity	$40,053,313			$31,734,972

Net earning assets	$4,884,881			$4,315,545

Net interest income (fully-taxable equivalent)		304,945			250,871
Less: fully-taxable equivalent adjustments		(3,881)			(1,874)

Net interest income		$301,064			$248,997

Net interest rate spread (fully-taxable equivalent)			3.49%			3.73%
Net interest margin (fully-taxable equivalent)			4.01%			4.09%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

(4)	Includes the effects of the acquisition of Hudson on January 31, 2006.

Table 4 — Average Balances, Yields and Rates

	Successor			Combined
	Nine Months Ended			Nine Months Ended
	September 30, 2006 (4)			September 30, 2005
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,883,543	$120,617	5.58%	$3,570,839	$143,339	5.35%
Commercial real estate mortgages	8,549,170	440,552	6.89%	6,609,569	295,675	5.98%
Commercial business loans and leases	6,243,458	331,670	7.10%	4,121,366	178,754	5.80%
Consumer loans and leases	7,086,394	339,390	6.40%	5,703,486	246,528	5.78%
Credit card loans	360,440	33,216	12.32%	—	—	0.00%

Total loans and leases	25,123,005	1,265,445	6.73%	20,005,260	864,296	5.77%
Investment securities (3)	3,462,476	134,705	5.19%	5,002,727	177,642	4.73%
Securities purchased under agreements to resell	1,663,156	62,803	4.98%	—	—
Federal funds sold and other short-term investments	13,472	322	3.20%	14,434	225	2.09%

Total earning assets	30,262,109	1,463,275	6.46%	25,022,421	1,042,163	5.56%

Bank-owned life insurance	748,689			555,616
Goodwill	5,850,722			3,875,544
Indentifiable intangible assets	808,780			588,958
Other noninterest-earning assets	2,108,947			1,444,604

Total assets	$39,779,247			$31,487,143

Interest-bearing deposits:
Regular savings	$4,035,908	36,636	1.21%	$2,648,151	5,992	0.30%
NOW and money market accounts	9,635,634	181,216	2.51%	8,102,660	77,095	1.27%
Certificates of deposit	6,611,830	167,777	3.39%	4,775,911	69,969	1.96%
Brokered deposits	233,801	8,670	4.96%	68,256	1,967	3.85%
Foreign branch deposits	24,727	755	4.08%	—	—	0.00%

Total interest-bearing deposits	20,541,900	395,054	2.57%	15,594,978	155,023	1.33%
Borrowed funds	5,007,034	168,024	4.48%	5,228,368	127,389	3.25%

Total interest-bearing liabilities	25,548,934	563,078	2.95%	20,823,346	282,412	1.81%

Non-interest bearing deposits	5,537,407			4,374,659
Deferred tax liability related to identifiable intangible assets	323,149			178,710
Other liabilities	361,621			311,701
Shareholders’ equity	8,008,136			5,798,727

Total liabilities and shareholders’ equity	$39,779,247			$31,487,143

Net earning assets	$4,713,175			$4,199,075

Net interest income (fully-taxable equivalent)		900,197			759,751
Less: fully-taxable equivalent adjustments		(9,856)			(5,388)

Net interest income		$890,341			$754,363

Net interest rate spread (fully-taxable equivalent)			3.51%			3.75%
Net interest margin (fully-taxable equivalent)			3.97%			4.06%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.

(4)	Includes the effects of the acquisition of Hudson on January 31, 2006.

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
Table 5 — Rate /Volume Analysis

	Three Months Ended			Nine Months Ended
	September 30, 2006 (Successor) vs. Three Months Ended			September 30, 2006 (Successor) vs. Nine Months Ended
	September 30, 2005 (Successor)			September 30, 2005 (Combined)
	Increase (decrease) due to			Increase (decrease) due to
			Total			Total
	Volume (1)	Rate	Change	Volume (1)	Rate	Change
Interest income:
Loans and leases	$92,191	$57,150	$149,341	$242,563	$158,586	$401,149
Investment securities	(25,648)	6,356	(19,292)	(60,495)	17,558	(42,937)
Securities purchased under agreements to resell	25,358	—	25,358	62,803	—	62,803
Federal funds sold and other short-term investments	(6)	25	19	(22)	119	97

Total interest income	91,895	63,531	155,426	244,849	176,263	421,112

Interest expense:
Interest-bearing deposits:
Regular savings	1,545	9,644	11,189	4,513	26,131	30,644
NOW and money market accounts	6,292	32,518	38,810	15,752	88,369	104,121
Certificates of deposit	12,643	26,193	38,836	33,344	64,464	97,808
Brokered deposits	2,301	246	2,547	6,129	574	6,703
Foreign branch deposits	747	—	747	755	—	755

Total interest-bearing deposits	23,528	68,601	92,129	60,493	179,538	240,031
Borrowed funds	(1,924)	11,147	9,223	(4,699)	45,334	40,635

Total interest expense	21,604	79,748	101,352	55,794	224,872	280,666

Net interest income (fully taxable equivalent)	$70,291	($16,217)	$54,074	$189,055	($48,609)	$140,446

(1)	Volume increases include the effects of the acquisition of Hudson United Bancorp on January 31, 2006 and BostonFed Bancorp, Inc. on January 21, 2005.
The following table summarizes the changes in the components of net interest income, average yields and rates paid, net interest margin and average balances during the periods indicated.

Table 6 — Analysis of Net Interest Income

	Successor	Successor		Successor	Combined
	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	Change	September 30, 2006	September 30, 2005	Change
Components of net interest income
Income on earning assets (fully-taxable equivalent)	$507,979	$352,553	$155,426	$1,463,275	$1,042,163	$421,112
Expense on interest-bearing liabilities	203,034	101,682	101,352	563,078	282,412	280,666
Net interest income (fully-taxable equivalent)	304,945	250,871	54,074	900,197	759,751	140,446
Less: fully-taxable equivalent adjustments	(3,881)	(1,874)	(2,007)	(9,856)	(5,388)	(4,468)

Net interest income, as reported	$301,064	$248,997	$52,067	$890,341	$754,363	$135,978

Average balances
Loans and leases	$25,797,806	$20,065,785	$5,732,021	$25,123,005	$20,005,259	$5,117,746
Investment securities	2,448,455	4,341,490	(1,893,035)	3,462,476	5,002,727	(1,540,251)
Securities purchased under agreements to resell	1,962,348	—	1,962,348	1,663,156	—	1,663,156
Federal funds sold and other short-term investments	13,952	15,611	(1,659)	13,472	14,434	(962)

Total earning assets	30,222,561	24,422,886	5,799,675	30,262,109	25,022,420	5,239,689
Total interest-bearing liabilities	25,337,679	20,107,340	5,230,339	25,548,934	20,823,346	4,725,588

Net earning assets	$4,884,882	$4,315,546	$569,336	$4,713,175	$4,199,074	$514,101

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	6.67%	5.74%	0.93%	6.46%	5.56%	0.90%
Rate paid on interest-bearing liabilities	3.18%	2.01%	1.17%	2.95%	1.81%	1.14%

Net interest rate spread (fully-taxable equivalent)	3.49%	3.73%	(0.24%)	3.51%	3.75%	(0.24%)

Net interest margin (fully-taxable equivalent)	4.01%	4.09%	(0.08%)	3.97%	4.06%	(0.09%)

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
We provided $13.8 million and $5.5 million for loan and lease losses in the quarters ended September 30, 2006 and 2005, respectively. In addition to the provisions made for on-balance sheet loans and leases, we provided $300 thousand and $800 thousand for loss reserves related to off-balance sheet loan commitments in the quarters ended September 30, 2006 and 2005, respectively. This provision for off-balance sheet loan commitments is included with other noninterest expense. The increase in the provision for loan and lease losses in the third quarter of 2006 reflects the impact of the acquisition of $5.2 billion in loans from Hudson and increased net charge-offs, which amounted to $11.5 million in the three months ended September 30, 2006, as compared to $6.3 million and $8.7 million in the three months ended September 30, 2005 and June 30, 2006, respectively. The ratio of net charge-offs to average loans and leases was 0.18% (annualized) in the third quarter of 2006 and 0.13% (annualized) in the third quarter of 2005. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 313% at September 30, 2006, as compared to 381% at December 31, 2005 and 369% at September 30, 2005. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets, allowance for credit losses and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.
Noninterest Income
Noninterest income increased by $24.7 million, or 24%, during the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to the acquisition of Hudson which generated increased income from deposit services, merchant and electronic banking, bank owned life insurance and other noninterest income, including loan fees and restricted stock.
For the nine months ended September 30, 2006, noninterest income increased by $126.7 million, or 51%, as compared to the same period in the prior year. The primary reasons for this increase were (i) a $49.2 million aggregate reduction in net securities losses, loans held for sale- lower of cost or market adjustments and change in unrealized loss on derivatives in the nine months ended September 30, 2006, as compared to the same period in the prior year, and (ii) increases in deposit services income of $28.8 million and other noninterest income of $29.1 million.
The following table presents noninterest income during the periods indicated.
Table 7 — Noninterest Income

	Successor				Successor	Combined
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
Noninterest income:
Deposit services	$42,213	$34,558	$7,655	22%	$123,318	$94,493	$28,825	31%
Insurance agency commissions	12,755	12,216	539	4%	43,145	39,712	3,433	9%
Merchant and electronic banking income, net	17,532	15,824	1,708	11%	51,323	43,665	7,658	18%
Wealth management services	11,009	10,662	347	3%	34,092	31,561	2,531	8%
Bank-owned life insurance	8,273	5,994	2,279	38%	23,664	18,198	5,466	30%
Investment planning services	4,838	4,708	130	3%	15,339	14,859	480	3%
Net securities gains (losses)	7	1,014	(1,007)	N/M	(3)	(48,022)	48,019	(100%)
Loans held for sale — lower of cost or market adjustment	—		—	N/M	—	(7,114)	7,114	(100%)
Change in unrealized loss on derivatives	—	(711)	711	N/M	—	5,954	(5,954)	(100%)

Other noninterest income:
Loan fee income	14,168	8,031	6,137	76%	42,084	23,843	18,241	77%
Income on restricted stock	6,473	2,104	4,369	208%	14,395	6,702	7,693	115%
Mortgage banking services income	1,435	2,910	(1,475)	(51%)	3,995	6,567	(2,572)	(39%)
Venture capital income (write-downs)	127	(840)	967	N/M	1,069	(1,233)	2,302	187%
Covered call option premiums	—	1,951	(1,951)	N/M	922	6,080	(5,158)	(85%)
Miscellaneous income	9,476	5,186	4,290	83%	19,870	11,236	8,634	77%

Total other noninterest income	31,679	19,342	12,337	64%	82,335	53,195	29,140	55%

Total noninterest income	$128,306	$103,607	$24,699	24%	$373,213	$246,501	$126,712	51%

N/M — not meaningful
Deposit services income for the three months ended September 30, 2006 increased $7.7 million, or 22%, compared to the same period last year, primarily due to volume increases from the Hudson acquisition and increases in overdraft fee income resulting from increases in the number of accounts and transactions per account. For the nine months ended September 30, 2006, deposit services income increased $28.8 million, or 31%, compared to the same period last year primarily due to volume increases.
Insurance agency commissions for the three months ended September 30, 2006 increased $539 thousand, or 4%, when compared to the same period last year. Commissions from an insurance agency acquired by us in December 2005 were offset in part by lower renewal commissions and reduced new business volume due to a competitive marketplace. In the nine months ended September 30, 2006, insurance agency commissions increased by $3.4 million, or 9%, compared to the same period last year due to revenue from acquisitions and increased performance-based income.
Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income in the three months ended September 30, 2006 increased $1.7 million, or 11%, compared to the same period last year and increased $7.7 million, or 18%, in the nine months ended September 30, 2006 compared to the same period last year. These increases were primarily due to increases in the volume of transactions processed resulting from an increase in the number of debit cards issued. These increases were mitigated by the effects of our new campaign in the Mid-Atlantic region for the ATM/Bank Freely promotion whereby our customers may use their debit cards at any ATM without charge.
Wealth management services income for the three months ended September 30, 2006 increased $347 thousand, or 3%, and increased $2.5 million, or 8%, in the nine months ended September 30, 2006 compared to the same respective periods last year. These increases were primarily due to an increase in assets under management, which increased to $11.2 billion at September 30, 2006 from $11.1 billion at September 30, 2005, an increase of $139 million or 1%. Assets under management increased primarily as a result of trust assets acquired from Hudson on January 31, 2006 and new business sales.
Income from bank-owned life insurance (“BOLI”) for the three months ended September 30, 2006 increased $2.3 million, or 38%, compared to the same period last year, and increased $5.5 million, or 30%, in the nine months ended September 30, 2006 compared to that same period last year. The cash surrender value of our BOLI was $783.2 million at September 30, 2006 compared to $572.8 million at December 31, 2005. The $210.4 million increase was primarily comprised of amounts acquired in the Hudson transaction and investment earnings. Investment in BOLI provides a tax-advantaged means to mitigate increasing employee benefit costs.
Investment planning services income consists primarily of commissions earned from third party sales of fixed annuities, variable annuities and mutual funds. Investment planning services income increased $130 thousand, or 3%, when compared to the same period last year, and increased $480 thousand, or 3%, in the nine months ended September 30, 2006, when compared to the same period last year. Revenues were positively impacted by acquisitions and partially offset by lower referral volume from the retail branch network and reduced demand for fixed annuities.
Net securities gains amounted to $7 thousand during the third quarter of 2006 and $1.0 million during the third quarter of 2005. In the nine months ended September 30, 2006 net securities losses amounted to $3 thousand, as compared to a loss of $48 million for the same period in 2005, which included a $50.2 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. Gains and losses from the sale of securities are subject to market and economic conditions.
Loans held for sale–lower of cost or market adjustment amounted to a $7.1 million charge in the nine months ended September 30, 2005. This amount was recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the first quarter of 2005. The sale of these loans was completed in the third quarter of 2005 on a servicing-retained basis.
The change in unrealized losses on certain derivatives of $6.0 million in the nine months ended September 30, 2005 was due to required changes in accounting for certain interest rate swap agreements in connection with the accounting for The Toronto-Dominion Bank transaction under the purchase method.
Other noninterest income increased $12.3 million, or 64%, in the three months ended September 30, 2006 as compared to the same period last year and $29.1 million, or 55%, in the nine months ended September 30, 2006 as compared to the same period last year. For the quarter, the increase was primarily due to a $6.1 million increase in loan fee income, largely due to $3.5 million of fees on credit card receivables acquired from Hudson, an increase of $1.2 million in commercial loan fees (primarily fees on insurance premium financing loans acquired from Hudson) and an increase of $412 thousand in standby letter of credit fees. Income on restricted stock increased due to additional required investments in Federal Reserve Bank stock and $1.2 million related to timing on the receipt of Federal Home Loan Bank dividends (second quarter dividend declaration was delayed to the third quarter). Miscellaneous other noninterest income includes a $1.8 million gain on the sale of our bond administration business in June 2006, fees and commissions on our official check program, $2.3 million of income on a total return swap designed to hedge against fair value changes on certain restricted stock units (this income is offset by $1.8 million of increased compensation expense), $1.9 million received in July 2006 in settlement of a non-solicitation claim and other miscellaneous items.

Noninterest Expense
Noninterest expense increased by $82.3 million, or 39%, in the three months ended September 30, 2006 compared to the same period in the prior year, and by $202.0 million, or 31%, in the nine months ended September 30, 2006 compared to the same period in the prior year. These increases were primarily due to increased operating expenses related to Hudson and increases in the amortization of identifiable intangible assets and merger and restructuring costs.
The following table presents noninterest expense during the periods indicated.
Table 8 — Noninterest Expense

	Successor	Successor			Successor	Combined
	Three Months Ended	Three Months Ended	Change		Nine Months Ended	Nine Months Ended	Change
	September 30, 2006	September 30, 2005	Amount	Percent	September 30, 2006	September 30, 2005	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$130,643	$102,059	$28,584	28%	$383,575	$308,023	$75,552	25%
Occupancy	26,003	17,114	8,889	52%	77,047	53,081	23,966	45%
Equipment	16,648	12,831	3,817	30%	48,064	38,650	9,414	24%
Data processing	15,172	11,675	3,497	30%	46,193	34,327	11,866	35%
Advertising and marketing	12,718	7,503	5,215	70%	30,915	22,284	8,631	39%
Amortization of identifiable intangible assets	39,480	31,041	8,439	27%	116,653	74,193	42,460	57%
Merger and restructuring costs	14,089	1,163	12,926	N/M	48,490	37,722	10,768	29%
Prepayment penalties on borrowings	—	—	—	—	—	6,303	(6,303)	(100%)
Other noninterest expense:							—
Professional fees	7,164	5,469	1,695	31%	18,955	16,355	2,600	16%
Telephone	4,638	3,078	1,560	51%	13,379	10,062	3,317	33%
Office supplies	3,192	3,626	(434)	(12%)	10,339	9,246	1,093	12%
Postage and freight	3,576	2,893	683	24%	11,339	8,647	2,692	31%
Courier	2,844	1,749	1,095	63%	8,142	4,951	3,191	64%
Miscellaneous loan costs	1,296	1,215	81	7%	4,009	3,858	151	4%
Collection and carrying costs of non-performing assets	811	608	203	33%	2,019	1,747	272	16%
Deposits and other assessments	1,257	993	264	27%	3,824	3,139	685	22%
Miscellaneous	14,504	8,712	5,792	66%	34,195	22,583	11,612	51%

Total other noninterest expense	39,282	28,343	10,939	39%	106,201	80,588	25,613	32%

Total noninterest expense	$294,035	$211,729	$82,306	39%	$857,138	$655,171	$201,967	31%

N/M — not meaningful
Compensation and employee benefits expense increased $28.6 million, or 28% in the third quarter of 2006, and $75.6 million, or 25% in the nine months ended September 30, 2006 compared to the same respective periods last year. These increases were primarily due to higher salaries and benefit costs resulting from acquisitions, costs related to management retention agreements, expenses associated with restricted stock unit awards granted in 2005 that will be settled in cash and expenses for stock options accounted for under SFAS No. 123R which we adopted on January 1, 2006. We recorded a total of $8.0 million and $21.4 million of compensation expense in the third quarter and nine months ended September 30, 2006 related to stock-based compensation plans. See Note 5 to the Consolidated Financial Statements for more information on stock-based compensation. The total number of full-time equivalent employees approximated 8,900 at September 30, 2006 compared to 7,400 at September 30, 2005.
Occupancy expense increased $8.9 million, or 52%, in the third quarter of 2006, and $24.0 million, or 45%, in the nine months ended September 30, 2006 compared to the same respective periods last year. These increases were primarily due to expenses associated with additional facilities from acquisitions, including depreciation and higher electricity expense due to rate increases.
Equipment expense increased $3.8 million, or 30%, in the first quarter of 2006, and $9.4 million, or 24%, in the nine months ended September 30, 2006 compared to the same respective periods last year. These increases were primarily due to increased costs from acquisitions, depreciation on new equipment purchases and higher equipment maintenance expenses.

Data processing expense increased $3.5 million, or 30%, in the third quarter of 2006, and $11.9 million, or 35%, in the nine months ended September 30, 2006 compared to the same periods last year. These increases were primarily due to additional volumes from acquisitions. Data processing expenses also increased due to higher data line charges to support technology upgrades and increased software licensing expense due to higher rates upon renewal.
Advertising and marketing expense increased $5.2 million, or 70%, in the third quarter of 2006 and $8.6 million, or 39%, in the nine months ended September 30, 2006 compared to the same respective periods last year. These increases were primarily due to increases in promotional campaigns for certificates of deposit as well as the ATM/Bank Freely campaigns in the Mid-Atlantic area and corporate sponsorships.
Amortization expense on identifiable intangible assets increased by $8.4 million, or 27%, and $42.5 million, or 57%, in the nine months ended September 30, 2006 compared to the same respective periods last year. These increases were primarily due to $32.1 million of additional amortization expense during the nine months ended September 30, 2006 as a result of the acquisition of Hudson on January 31, 2006. See Note 8 to the unaudited Consolidated Financial Statements for more information and scheduled amortization.
Merger and restructuring costs increased $12.9 million in the third quarter of 2006 compared to the same period last year. The increase was primarily attributable to $9.4 million of costs incurred in connection with the acquisition of Hudson, $2.0 million in costs incurred in connection with the TD transaction and $2.0 million in costs incurred for Interchange Financial. For a tabular analysis of our merger and restructuring costs, see Note 16 to the unaudited Consolidated Financial Statements.
Other noninterest expense increased $10.9 million, or 39%, in the third quarter of 2006, and $25.6 million, or 32%, in the nine months ended September 30, 2006 compared to the same periods last year. These increases were largely due to the acquisition of Hudson in January 2006 and a $3 million legal reserve recorded in September 2006. Miscellaneous costs increased primarily due to travel and entertainment expenses, legal reserves and crime losses.
Discontinued Operations
Discontinued operations reflect losses from subsidiaries engaged in energy operations which were acquired in the Hudson merger, which we have decided to sell. In May 2006, we divested our interest in United Cogen Fuel LLC. Consequently, we expect losses from discontinued operations to be lower in the future. See Note 4 to the unaudited Consolidated Financial Statements.
Taxes
The effective tax rate from continuing operations was 31.2% for the three months ended September 30, 2006 and 32.1% for the nine months ended September 30, 2006 compared to 34.4% for the three months ended September 30, 2005 and 34.7% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 compared to 2005, the decrease in the effective tax rate related primarily to reduced state income taxes and nondeductible merger charges. For the three months ended September 30, 2006 compared to 2005, the rate decrease related primarily to state income taxes, tax-exempt income, income related to bank-owned life insurance and tax credits. The effective tax rate for the remainder of 2006 is expected to be approximately 33% for continuing operations.
We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and intend to appeal them in accordance with administrative procedures. Although we believe that our reserves for existing and potential state tax assessments are appropriate, we estimate that the range of reasonably possible exposure over established reserves for existing and potential state tax assessments is from $0 to $11 million, after federal tax benefits. To the extent we settle these assessments for an amount greater than or less than the related reserves, the excess or deficiency will be recorded as an adjustment to goodwill.
Comprehensive Income
Our comprehensive income amounted to $260.5 million for the nine months ended September 30, 2006 as compared to $177.9 million for the same period last year. Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 12 to the unaudited Consolidated Financial Statements.
Our available for sale investment portfolio had net unrealized losses of $27.6 million, $20.2 million and $39.6 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Net of applicable income tax effects, these amounts were $17.9 million, $13.2 million and $25.8 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The changes from period to period were primarily due to changes in prevailing interest rates and to the composition of the available for sale investment securities portfolio. The change in fair value of our interest-bearing liabilities, which tends to offset the change in fair value of available for sale securities, is not included in other comprehensive income.
FINANCIAL CONDITION
Our consolidated total assets increased by $7.8 billion, or 24%, from $32.1 billion at December 31, 2005 to $39.9 billion at September 30, 2006 as a result of our acquisition of Hudson on January 31, 2006, which increased assets by $10.3 billion. A balance sheet deleveraging program implemented coincident with the Hudson acquisition reduced assets by $2.5 billion.
Total average assets were $40.1 billion and $31.7 billion for the three months ended September 30, 2006 and 2005, respectively. The $8.4 billion increase was primarily due to the Hudson acquisition.
Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell amounted to $1.9 billion at September 30, 2006. These investments, which mature in 2006 and 2007, provide collateral to secure public deposits and borrowings. These investments were largely purchased with proceeds received from the sale of investment securities pursuant to our balance sheet restructuring program. There were no securities purchased under agreements to resell at December 31, 2005.
Securities
The securities portfolio is utilized for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity and is used as collateral for public deposits and wholesale funding sources.
The securities portfolio (including securities classified as held to maturity) averaged $2.4 billion during the third quarter of 2006, as compared to $4.3 billion in the third quarter of 2005. The $1.9 million decrease was primarily due to the balance sheet restructuring program whereby $2.5 billion of securities were sold. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio include U.S. Government and agency securities, collateralized mortgage obligations (which include securitized residential real estate loans held in a REMIC), asset-backed securities and corporate bonds. The majority of securities available for sale were rated AAA or equivalently rated at September 30, 2006. The average yield on securities was 5.36% for the quarter ended September 30, 2006 compared to 4.80% for the quarter ended September 30, 2005. Substantially all of our securities are classified as available for sale and carried at fair value. Securities available for sale had an after-tax unrealized loss of $17.9 million and $13.2 million at September 30, 2006 and December 31, 2005, respectively. These unrealized losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized gains (losses), net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the unaudited Consolidated Statement of Changes in Shareholders’ Equity.
Loans and Leases
Total loans and leases (including loans held for sale) averaged $25.8 billion during the third quarter of 2006, an increase of $5.8 billion, or 24%, from the third quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average loans and leases for the quarter ended September 30, 2006 were $688 million, or 3%, higher than the same period in 2005. Average loans and leases as a percent of average earning assets was 85% during the quarter ended September 30, 2006 compared to 82% during the quarter ended September 30, 2005.
Average residential real estate loans (which include mortgage loans held for sale) of $2.8 billion during the third quarter of 2006 decreased $414 million from the average amount of such loans during the third quarter of last year. The decrease in residential real estate loans was primarily due to lower portfolio originations due to rising rates. The weighted average yield on residential real estate loans increased from 5.52% to 5.66% during the quarters ended September 30, 2005 and 2006, respectively, primarily due to the repricing of variable rate loans and the origination of new loans at higher rates.
Commercial real estate loans averaged $8.8 billion during the third quarter of 2006, an increase of $2.1 billion, or 32%, from the third quarter of last year. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial real estate loans increased $919 million, or 12%. The weighted average yield on commercial real estate loans during the third quarter of 2006 was 7.03%, as compared to 6.11% in the third quarter of 2005, an increase of 92 basis points. The higher yield reflects the impact of higher prevailing rates, the upward repricing of variable rate loans due to increases in short-term interest rates and the benefit of amortizing the fair value discount recorded on Hudson loans, all of which were in part mitigated by the intensely competitive environment for new loans.
Commercial business loans and leases averaged $6.5 billion during the third quarter of 2006, an increase of $2.3 billion, or 56%, over the third quarter of 2005. This increase was primarily due to the Hudson acquisition, including the insurance premium financing of Flatiron Credit Company, Inc. (“Flatiron”), a Hudson subsidiary. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial business loans and leases increased by $63.7 million or 1%. The weighted average yield on commercial loans and leases increased to 7.40% in the third quarter of 2006 from 6.02% in the third quarter of 2005. The increase in the yield was primarily due to higher rates on new loans, the upward repricing of variable-rate loans due to increases in short-term interest rates and the benefit of amortizing the fair value discount recorded on Hudson loans.
Consumer loans and leases averaged $7.2 billion during the third quarter of 2006, an increase of $1.3 billion, or 21%, from the third quarter of 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average consumer loans and leases increased $218 million or 3%. The growth in consumer loans was primarily in home equity loans and indirect auto loans. The weighted average yield on consumer loans and leases increased to 6.57% in the third quarter of 2006 from 5.94% in the third quarter of 2005, resulting from the upward repricing of variable rate loans due to increase in short-term interest rates. For a description of the types of loans and leases in our consumer portfolio and a breakdown of our consumer loans and leases, see “Credit Risk Management.”

Credit card receivables averaged $433 million during the third quarter of 2006. We acquired $394 million of credit card receivables as a result of the Hudson acquisition on January 31, 2006. Credit card receivables represent receivables originating from the use of private label credit cards issued on behalf of retailers which offer unsecured sales financing to their customers. The weighted average yield on credit card receivables was 11.74% during the three months ended September 30, 2006, which reflects the higher risk associated with these unsecured loans.
Deposits
Total deposits averaged $27.0 billion during the third quarter of 2006, an increase of $6.7 billion, or 33%, from the third quarter of 2005 due primarily to the acquisition of Hudson. The ratio of loans to deposits was 97% at September 30, 2006 and 99% at December 31, 2005.
Average interest-bearing deposits increased $5.5 billion, or 35%, to $21.2 billion during the third quarter of 2006 as compared to the third quarter of 2005 due primarily to the acquisition of Hudson. Excluding acquisitions and the effects of purchase accounting adjustments, average certificates of deposits increased by 9%, while average savings accounts and money market/NOW accounts decreased by 3% in the aggregate. Certificates of deposits increased due to higher rates and special product offerings. The average rates paid on all interest-bearing deposits increased by 132 basis points from 1.55% in the third quarter of 2005 to 2.87% in the third quarter of 2006, reflecting the increase in prevailing interest rates and competitive pricing to attract new deposits in certain market areas.
Average noninterest-bearing deposits totaled $5.8 billion during the third quarter of 2006, an increase of $1.2 billion, or 27%, from the third quarter of 2005, primarily due to the acquisition of Hudson.
From time to time we supplement deposits obtained through internal sources with deposits obtained through national investment banking firms, which, pursuant to agreements with us, solicit funds from their customers for deposit with us. These “brokered deposits” increased from $64.0 million at December 31, 2005 to $230.7 million at September 30, 2006 due to brokered deposits acquired in the Hudson transaction.
In September 2006, we began offering an interest-bearing deposit product primarily to large commercial customers from a recently authorized branch in the Cayman Islands. These deposits offer a slightly higher rate than customer repurchase agreements but are not collateralized and are not insured by the FDIC.
Included within the deposit categories above are government banking deposits, which averaged $3.7 billion in the third quarter of 2006 and $2.0 billion in the third quarter of 2005. We added $1.2 billion of government deposits from the Hudson acquisition on January 31, 2006. Government banking deposits include deposits received from state and local governments, school districts, colleges/universities, utility districts, public housing authorities and court systems in our market area. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.
Other Funding Sources
We use both short-term and long-term borrowings to fund earning asset growth that exceeds deposit growth. Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U. S. Treasury. Short-term borrowings amounted to $2.2 billion and $3.7 billion at September 30, 2006 and December 31, 2005, respectively. The $1.5 billion decrease was primarily due to the payments of debt resulting from the deleveraging program. See Note 10 to the unaudited Consolidated Financial Statements.
At September 30, 2006, we had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during 2006. We have additional borrowing capacity as more fully described under “Liquidity” below.
Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.4 billion at September 30, 2006 and $1.2 billion at December 31, 2005. The increase of $205.6 million related to the debt assumed with the acquisition of Hudson in the first quarter of 2006, which was partially offset by payments on borrowings which were called in the third quarter. See Note 11 to the unaudited Consolidated Financial Statements.
At September 30, 2006 and December 31, 2005, long-term FHLB borrowings amounted to $71 million and $152 million, respectively, and were collateralized primarily with first mortgage loans secured by single-family properties. The $81 million reduction resulted primarily from payments on borrowings that were called during 2006. Long-term FHLB borrowings had an average cost of 3.83% during the three months ended September 30, 2006 as compared to 4.50% during the three months ended September 30, 2005.
At September 30, 2006 and December 31, 2005, we had outstanding $521 million and $366 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. This increase was attributable to the acquisition of Hudson. For additional information on our junior subordinated debentures, see “Capital” below.
At September 30, 2006, our consolidated borrowings included $684.1 million of subordinated debt as compared to $457 million of subordinated debt at December 31, 2005. This increase was attributable to the acquisition of Hudson. At September 30, 2006, $635.6 million of our subordinated debt qualified as Tier 2 Capital for regulatory purposes. The following table presents information on our subordinated debt at September 30, 2006.
     Table 9 — Subordinated Debt

Issuance	Balance at		Interest	Maturity
Date	9/30/2006		Rate	Date
September 20, 2005	$241,568	(1)	5.05%	9/20/2022
May 6, 2002	220,965		7.00%	5/6/2012
June 22, 2001	221,531		7.63%	6/15/2011

	$684,064

(1)	Issued Can$270 million and are unconditionally guaranteed by The Toronto-Dominion Bank.
At September 30, 2006 and December 31, 2005, we had outstanding $149 million of 5-year senior notes carrying a fixed coupon of 3.75%. These securities, which were issued in April 2003, are rated A3 by Moody’s Investor Services.
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
The following tables summarize our contractual cash obligations, other commitments and derivative financial instruments at September 30, 2006.
Table 10 — Contractual Obligations and Other Commitments — Successor

		Payments Due By Period
		Less than	1 - 3	4 -5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,438,025	$39,495	$182,566	$45,551	$1,170,413
Capital lease obligations	6,000	230	1,244	1,546	2,980

Total long-term debt	1,444,025	39,725	183,810	47,097	1,173,393
Operating lease obligations	207,302	41,154	68,673	41,664	55,811
Pension plan contribution (2)	30,029	30,029	—	—	—
Other benefit plan payments — estimated	61,289	4,581	11,130	19,099	26,479
Other vendor obligations (3)	74,441	10,215	6,455	6,748	51,023

Total contractual obligations	$1,817,086	$125,704	$270,068	$114,608	$1,306,706

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden.

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 – 3	4 – 5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$7,501,412	$3,028,071	$657,670	$298,915	$3,516,756
Standby letters of credit	623,309	181,321	115,761	109,462	216,765
Commercial letters of credit	63,009	41,063	1,758	16,784	3,404
Commitments to originate loans	3,009,861	1,755,591	774,556	142,717	336,997
Other commitments	227,063	10,325	10,988	3,559	202,191

Total commitments	$11,424,654	$5,016,371	$1,560,733	$571,437	$4,276,113

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 – 3	4 – 5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$1,600,298	$11,974	$176,858	$226,624	$1,184,842
Interest rate swaps with dealers (2)	1,600,298	11,974	176,858	226,624	1,184,842
Interest rate caps with commercial borrowers	48,786	—	24,830	4,348	19,608
Interest rate caps with dealers	48,786	—	24,830	4,348	19,608
Cross currency swap (USD) (3)	228,620	—	—	—	228,620
Total return swap (4)	20,031	—	20,031	—	—
Interest rate swaps	1,120,000	700,000	75,000	—	345,000
Interest rate floors	2,000,000	—	2,000,000	—	—
Forward commitments to sell loans	19,494	19,494	—	—	—
Foreign currency rate contracts: (5)
Forward contracts with customers	105,657	57,929	45,877	1,851	—
Forward contracts with dealers	105,657	57,929	45,877	1,851	—
Foreign exchange options:	—
Options with customers	1,800	1,800	—	—	—
Options with dealers	1,800	1,800	—	—	—
Rate-locked loan commitments	87,766	87,766	—	—	—

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swap on subordinated debt issued in Canadian dollars in September 2005.

(4)	Swap to hedge restricted stock units tied to the price of The Toronto-Dominion Bank common shares.

(5)	Forward contracts for customer accommodations.
Shareholders’ Equity
Shareholders’ equity amounted to $8.3 billion at September 30, 2006, an increase of $1.8 billion from our $6.5 billion of shareholders’ equity at December 31, 2005. This increase was primarily attributable to the $965 million issuance of common stock for the acquisition of Hudson on January 31, 2006 and the related $942 million sale of common stock to our majority shareholder, The Toronto-Dominion Bank. Comprehensive income of $260.5 million also contributed to the increase. These increases were offset in part by our repurchase of 8.5 million shares of our common stock for $255 million in the aggregate (at an average cost of $30.06 per share) and the payment of $151 million of cash dividends declared on our common stock during the nine months ended September 30, 2006.
Dividends declared in the third quarter of 2006 and 2005 were $0.22 per share. On October 25, 2006 we declared a $0.22 per share cash dividend payable on November 13, 2006 to shareholders of record on November 3, 2006.
Book value per share amounted to $36.21 and $37.34 at September 30, 2006 and December 31, 2005, respectively, and tangible book value per share amounted to $7.84 and $8.81 at the same dates, respectively. The decrease in tangible book value per share was due to the Hudson acquisition.

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
The following table presents the composition of our loan and lease portfolio at the dates indicated.
Table 11 — Composition of Loans and Leases

	September 30, 2006			December 31, 2005
			Percent nonperforming			Percent nonperforming
		Percent	and accruing 90 days or more		Percent	and accruing 90 days or more
	Amount	of Loans	overdue	Amount	of Loans	overdue

Residential real estate mortgages	$2,788,235	11%	0.50%	$2,878,323	14%	0.40%
Commercial real estate mortgages	8,735,919	34%	0.33%	6,776,837	34%	0.37%
Commercial business loans and leases	6,614,394	26%	0.70%	4,278,048	21%	0.48%
Consumer loans and leases	7,141,738	28%	0.14%	6,186,519	31%	0.16%
Credit card receivables	449,664	1%	1.55%	—	—	—

	$25,729,950	100%	0.41%	$20,119,727	100%	0.34%

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
Our commercial business loans and leases, which include term loans and lines of credit, are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England, New Jersey, Pennsylvania and New York. Commercial loans are primarily secured by various equipment, machinery and other corporate assets including real estate, as well as loans to provide working capital to businesses in the form of lines of credit. At September 30, 2006, commercial loans also included $371.0 million of loans to finance insurance premiums, which are offered by Flatiron, a subsidiary acquired in the Hudson acquisition. Through a subsidiary, we also offer direct equipment leases, which amounted to $99.2 million at September 30, 2006. From time to time we also purchase participations in shared national credits. At September 30, 2006, we had $640.4 million of outstanding participations in shared national credits and had an additional $559.7 million of unfunded commitments related to these participations.
Consumer loans and leases consist primarily of home equity lines and loans and indirect automobile loans.
The following table presents our consumer loans and leases by type at the dates indicated.
Table 12 — Composition of Consumer Loans and Leases

	September 30,		December 31,
	2006		2005		Change
		% of		% of
	Amount	Total	Amount	Total	Amount	Percent
Home equity loans and lines	$4,223,715	59.14%	$3,648,033	58.96%	$575,682	15.78%
Automobile	2,615,619	36.62%	2,020,774	32.66%	594,845	29.44%
Education	68,533	0.96%	202,044	3.27%	(133,511)	(66.08%)
Mobile home	88,306	1.24%	88,519	1.43%	(213)	(0.24%)
Other (including leases)	145,565	2.04%	227,149	3.68%	(81,584)	(35.92%)

Total	$7,141,738	100.00%	$6,186,519	100.00%	$955,219	15.44%

The $133.5 million decrease in education loans during the nine months ended September 30, 2006 was primarily due to the sale of $178 million of education loans in the second quarter of 2006.
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
Nonperforming Assets
Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned and repossessed assets. Total nonperforming assets as a percentage of total assets amounted to 0.24% at September 30, 2006, 0.19% at December 31, 2005 and 0.21% at September 30, 2005. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.36% at September 30, 2006, 0.31% at December 31, 2005 and 0.32% at September 30, 2005. See Table 13 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets increased to $93.8 million at September 30, 2006 from $61.5 million at December 31, 2005 and $66.9 million at September 30, 2005. The increase at September 30, 2006 compared to December 31, 2005 was primarily due to nonperforming assets from Hudson.
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
The following table presents information regarding our nonperforming assets for the last five quarters.
Table 13 — Nonperforming Assets

	2006			2005
	September 30	June 30	March 31	December 31	September 30
Nonaccrual loans and leases:
Residential real estate loans	$9,713	$10,714	$9,827	$7,970	$6,531
Commercial real estate loans	28,520	35,439	31,192	25,219	29,224
Commercial business loans and leases	46,051	35,768	31,460	20,211	21,306
Consumer loans and leases	7,386	7,123	6,090	7,165	6,899

Total nonaccrual loans and leases	91,670	89,044	78,569	60,565	63,960

Other nonperforming assets:
Other real estate owned, net of related reserves	1,098	1,076	10,928	234	1,554
Repossessions, net of related reserves	990	1,083	1,173	736	1,375

Total other nonperforming assets	2,088	2,159	12,101	970	2,929

Total nonperforming assets	$93,758	$91,203	$90,670	$61,535	$66,889

Accruing loans and leases 90 days or more overdue:
Credit card receivables	$6,949	$5,900	$6,351	$—	$—
Other loans	7,174	5,646	6,583	6,887	6,489

Total accruing loans and leases 90 days or more overdue	$14,123	$11,546	$12,934	$6,887	$6,489

Total nonperforming loans as a percentage of total loans and leases(1)	0.36%	0.34%	0.31%	0.30%	0.32%
Total nonperforming assets as a percentage of total assets	0.23%	0.23%	0.22%	0.19%	0.21%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.36%	0.35%	0.35%	0.31%	0.33%

(1)	Total loans and leases exclude residential real estate loans held for sale.
Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Credit card receivables are charged-off upon reaching 180 days past due. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At September 30, 2006, we had $14.6 million of accruing loans which were 90 days or more delinquent, as compared to $6.9 million at December 31, 2005 and $6.5 million at September 30, 2005. The $7.7 million increase from December 31, 2005 was primarily attributable to credit card receivables acquired from Hudson. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.
Net Charge-offs
Net charge-offs amounted to $11.5 million during the three months ended September 30, 2006, as compared to $6.3 million during the three months ended September 30, 2005. The increase was largely due to $3.4 million of net charge-offs on credit card receivables and a $1.8 million increase in net charge-offs on commercial business loans and leases compared to the third quarter of 2005. Credit card receivables were acquired from Hudson in the first quarter of 2006. On an annualized basis, net charge-offs represented 0.18% of average loans and leases outstanding for the quarter ended September 30, 2006 and 0.13% for the quarter ended September 30, 2005.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.
Table 14 — Allowance for Credit Losses

	2006 Third	2006 Second	2006 First	2005 Fourth	2005 Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$276,361	$276,342	$223,030	$228,334	$228,168
Additions due to acquisitions	—	—	52,563	—	—

Charge-offs:
Residential real estate mortgages	—	42	128	89	17
Commercial real estate mortgages	1,251	447	95	315	2,194
Commercial business loans and leases	3,124	3,328	1,583	5,092	2,828
Consumer loans and leases	7,712	5,647	7,081	8,479	6,716
Credit card receivables	4,288	4,386	3,305	—	—

Total loans and leases charged off	16,375	13,850	12,192	13,975	11,755

Recoveries:
Residential real estate mortgages	137	105	17	102	142
Commercial real estate mortgages	270	564	101	345	477
Commercial business loans and leases	1,351	1,227	3,167	738	2,825
Consumer loans and leases	2,185	2,243	2,096	1,486	1,977
Credit card receivables	885	1,011	660	—	—

Total loans and leases recovered	4,828	5,150	6,041	2,671	5,421

Net charge-offs	11,547	8,700	6,151	11,304	6,334

Provision for loan and lease losses	13,754	8,719	6,900	6,000	5,500
Specific reserves applied to reduce impaired loan carrying values	—	—	—	—	1,000

Allowance for loan and lease losses at end of period	$278,568	$276,361	$276,342	$223,030	$228,334

Total Allowance for Credit Losses:
Allowance for loan and lease losses	$278,568	$276,361	$276,342	$223,030	$228,334
Liability for unfunded credit commitments	8,807	8,507	8,207	7,907	7,607

Total allowance for credit losses	$287,375	$284,868	$284,549	$230,937	$235,941

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.18%	0.14%	0.10%	0.22%	0.13%
Ratio of allowance for credit losses to total loans and leases at end of period (1)	1.12%	1.10%	1.11%	1.15%	1.18%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	313%	320%	362%	381%	369%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	(0.019%)	(0.009%)	0.016%	(0.002%)	(0.015%)
Commercial real estate mortgages	0.044%	(0.005%)	0.000%	(0.002%)	0.101%
Commercial business loans and leases	0.108%	0.131%	(0.112%)	0.413%	0.000%
Consumer loans and leases	0.306%	0.190%	0.293%	0.453%	0.318%
Credit card receivables	3.119%	3.358%	4.409%	0.000%	0.000%

Total portfolio loans and leases at end of period (1)	$25,729,950	$25,822,787	$25,620,512	$20,119,727	$19,971,184
Total nonperforming loans and leases at end of period	91,670	89,044	78,569	60,565	63,960
Average loans and leases outstanding during the period (1)	25,777,617	25,702,904	23,770,023	20,140,514	20,021,651

(1)	Excludes residential real estate loans held for sale.

Potential Problem Loans
In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing and accruing loans secured by real estate where the borrower has filed for bankruptcy protection. These loans amounted to $257 million at September 30, 2006 and $153 million at December 31, 2005. The increase was primarily due to the acquisition of Hudson. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.
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
The allowance for loan and lease losses amounted to $278.6 million at September 30, 2006 and $223.0 million at December 31, 2005. The $55.5 million increase was attributable to $52.6 million of general reserves from Hudson and the provision of $29.4 million for loan and lease losses in the nine months ended September 30, 2006. Net charge-offs represented 0.18% of average loans and leases outstanding for the quarter ended September 30, 2006 and 0.13% for the same period in 2005. The ratio of the allowance for credit losses to nonperforming loans and leases was 313% at September 30, 2006 and 381% at December 31, 2005. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.12% at September 30, 2006 compared to 1.15% at December 31, 2005.
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
During the second quarter of 2006, we changed the model and metrics for managing interest rate risk to more closely align with the approach used by our majority shareholder, The Toronto-Dominion Bank. This new approach involved changing from modeling the sensitivity of net interest income (“NII”) to measuring both Economic Value at Risk (“EVaR”) and Earnings at Risk (“EaR”). EVaR is defined as the combined difference in the change in the present value of our asset portfolio and liability portfolio, including off-balance-sheet instruments, resulting from a specified change in interest rates, or interest-rate shock. EaR is defined as the change in our annual NII from an unfavorable interest-rate shock due to the difference between the terms and repricing characteristics of our assets and liabilities.
Key aspects of this approach are:
•	Evaluating and managing the impact of rising or falling interest rates on NII and economic value;

•	Measuring the contribution of each banking product on a risk-adjusted, fully-hedged basis, including the impact of derivative financial instruments; and

•	Developing and implementing strategies to reduce the volatility of net income from all personal and commercial banking products.
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
Assessment and Measurement of Economic Value at Risk (EVaR)
Our asset-liability management policy on EVaR specifies that if market interest rates were to experience an immediate and sustained unfavorable parallel interest rate shock up or down of 100 basis points, the after-tax impact will not decrease our base tangible equity, which is defined as 7.50% of risk-weighted assets, by more than 3%.
The following table represents the impact on our base tangible equity of a parallel 100 basis point change in market rates at September 30, 2006 and December 31, 2005 and the related policy limits at the same dates.
Table 15 — Economic Value at Risk

	September 30, 2006		December 31, 2005 (1)
	$ Change	% Change	$ Change	% Change
100 basis point rate increase	($3,260)	(0.15%)	$20,150	1.21%
100 basis point rate decrease	(14,911)	(0.70%)	(50,700)	(3.05%)
Policy limit	(64,000)	(3.00%)	(50,000)	(3.00%)

(1)	Provided for comparison only. New method adopted in 2006.
Assessment and Measurement of Earnings at Risk (EaR)
Our asset-liability management policy on EaR states that if market interest rates were to experience an immediate and sustained unfavorable parallel shift up or down of 100 basis points, pre-tax NII will not decrease by more than 1.5% of our annualized base NII, which is defined as the lower of the last four quarters’ actual NII or the next four quarters’ forecasted NII.
All EVaR and EaR measures were within compliance guidelines at September 30, 2006.

Derivative Instruments
Purpose and Benefits
Derivative financial instruments are important tools that we use to manage interest rate risk and, to a lesser degree, currency risk and price risk.
During the nine months ended September 30, 2006, we entered into asset-liability management derivative financial instruments with a total notional amount of $2.9 billion which consisted of a $2 billion notional amount interest rate floor contract and $900 million in interest rate swaps. The $2 billion notional amount interest rate floor contract has a initial term of three years, that will pay us interest on the notional amount if the one-month LIBOR rate falls below the targeted strike rate. The derivative is designed to protect the interest cash flows from declines in the benchmark interest rate below the contract strike rate.
Included in our derivative financial instruments is a cross-currency swap agreement with TD Securities which is utilized to synthetically convert the Can$270 million of subordinated debt issued by us in September 2005 into U.S. dollars with a fixed rate of 5.05% for the initial 12-year period.
The following table shows our derivative positions at September 30, 2006 scheduled by maturity.
Table 16 — Derivative Positions Asset-Liability Management Positions

	Notional Amount Maturing						Fair
Successor - September 30, 2006	2006	2007	2008	2009	Thereafter	Total	Value
Cross currency swap agreement	$—	$—	$—	$—	$228,620	$228,620	$18,339
Total return swap	—	—	20,031	—	—	20,031	2,824
Interest rate swaps	—	700,000	45,000	30,000	345,000	1,120,000	(793)
Interest rate floors	—	—	—	2,000,000	—	2,000,000	4,247
Forward commitments to sell loans	19,494	—	—	—	—	19,494	(27)
Customer-related Positions

	Notional Amount Maturing						Fair
Successor - September 30, 2006	2006	2007	2008	2009	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$2,000	$16,923	$100,809	$100,866	$1,428,486	$1,649,084	$5,709
Pay fixed, receive variable	2,000	16,923	100,809	100,866	1,428,486	1,649,084	(5,709)

Foreign currency rate contracts
Forward contracts with customers	28,779	38,097	30,021	6,909	1,851	105,657	968
Forward contracts with dealers	28,779	38,097	30,021	6,909	1,851	105,657	(968)
Foreign exchange options to purchase	1,800	—	—	—	—	1,800	10
Foreign exchange options to sell	1,800	—	—	—	—	1,800	(10)
Rate-locked loan commitments (1)	87,766	—	—	—	—	87,766	68

(1)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.

Customer-related Positions
Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended September 30, 2006, we recorded a total notional amount of $110.7 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 16 include both the customer and offsetting dealer transactions.
Foreign Exchange or Market Risk
Our earnings are not directly nor materially impacted by movements in foreign currency rates or commodity prices. Virtually all transactions are denominated in the U.S. dollar. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.
We enter into foreign currency forward and option contracts as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these creditworthy customers, we set aside a percentage of the customer’s available line of credit until the foreign currency contract is settled. All foreign exchange services and some aspects of trade services are provided under a private label arrangement with a correspondent bank. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts.
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
Parent Company
On a parent-only basis at September 30, 2006, our debt service requirements consisted primarily of $524.1 million junior subordinated debentures issued by us or acquired entities to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008 issued by us. The junior subordinated debentures were issued by us or acquired entities to twelve affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 6.45% to 11.30% at September 30, 2006. At the same date, annual debt service payments on these borrowings amounted to approximately $47.9 million.

The principal sources of funds for us to meet parent-only obligations are dividends from our banking subsidiary, which are subject to regulatory limitations, income from investment securities and borrowings, including draws on a $110 million unsecured line of credit with The Toronto-Dominion Bank which is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during 2006. At September 30, 2006, our subsidiary bank had $145.5 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $103.2 million in cash or cash equivalents at September 30, 2006.
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
Banking Subsidiary
For TD Banknorth, NA, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals and meet other contractual obligations and commercial commitments. See “Table 10— Contractual Obligations and Commitments” above. Liquidity is measured by the ability to raise cash when needed at a reasonable cost. Many factors affect a bank’s ability to meet its liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.
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
At September 30, 2006, TD Banknorth, NA had in the aggregate $10.3 billion of currently accessible liquidity through collateralized borrowings or security sales. This represented 38% of retail deposits, as compared to a policy minimum of 10% of deposits.
Also at September 30, 2006, TD Banknorth, NA had in the aggregate potentially volatile funds of $6.4 billion. These are funds that might flow out of TD Banknorth, NA over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.
At September 30, 2006, the ratio of currently accessible liquidity to potentially volatile funds was 162%, compared to a policy minimum of 100%.
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

CAPITAL
At September 30, 2006, shareholders’ equity amounted to $8.3 billion, or 20.7% of total assets, compared to $6.5 billion, or 20.2% of total assets at December 31, 2005. This $1.8 billion increase was primarily attributable to $965.4 million of equity resulting from our issuance of common stock in connection with the acquisition of Hudson on January 31, 2006 and the related sale of our common stock to our majority shareholder, The Toronto-Dominion Bank, for $941.8 million, and to a lesser extent to the $260.5 million of comprehensive income during the nine months ended September 30, 2006. These increases were offset in part by $255.5 million of stock repurchases and $151.2 million in dividends to our shareholders during 2006.
We paid a cash dividend of $0.22 per share on our common stock during the third quarters of 2006 and 2005.
We repurchased 8.5 million shares of our common stock at an aggregate cost of $255.5 million, or an average of $30.06 per share, during February 2006. We have 2 million shares remaining authorized for repurchase under our repurchase program.
Capital guidelines issued by the Federal Reserve Board and the OCC, respectively, require us and our banking subsidiary to maintain certain capital ratios, set forth below. At September 30, 2006, TD Banknorth Inc. and TD Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.
Table 17 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$3,246,366	11.41%	$2,276,321	8.00%	$970,045	3.41%
Tier 1 capital (to risk-weighted assets)	2,323,242	8.16%	1,138,161	4.00%	1,185,081	4.16%
Tier 1 leverage capital ratio (to average assets)	2,323,242	6.94%	1,338,315	4.00%	984,927	2.94%
TD Banknorth, NA
Total capital (to risk-weighted assets)	3,277,600	11.53%	2,274,780	8.00%	1,002,820	3.53%
Tier 1 capital (to risk-weighted assets)	2,361,344	8.30%	1,137,390	4.00%	1,223,954	4.30%
Tier 1 leverage capital ratio (to average assets)	2,361,344	7.07%	1,335,932	4.00%	1,025,412	3.07%

December 31, 2005
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$2,606,274	11.73%	$1,777,440	8.00%	$828,834	3.73%
Tier 1 capital (to risk-weighted assets)	1,917,905	8.63%	888,720	4.00%	1,029,185	4.63%
Tier 1 leverage capital ratio (to average assets)	1,917,905	7.07%	1,084,901	4.00%	833,004	3.07%
TD Banknorth, NA
Total capital (to risk-weighted assets)	2,563,539	11.56%	1,773,987	8.00%	789,552	3.56%
Tier 1 capital (to risk-weighted assets)	1,878,364	8.47%	886,994	4.00%	991,370	4.47%
Tier 1 leverage capital ratio (to average assets)	1,878,364	6.94%	1,082,490	4.00%	795,874	2.94%
Net risk-weighted assets were $28.5 billion for TD Banknorth Inc. and $28.4 billion for TD Banknorth, NA at September 30, 2006 and $22.2 billion for each of TD Banknorth Inc. and TD Banknorth, NA at December 31, 2005, respectively.
At September 30, 2006, we had twelve affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts.

We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.
The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at September 30, 2006.
Table 18 — Capital Securities

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call
Name	Date	Securities	Securities	Debentures (1)	Rate	Date	Date
Peoples Heritage Capital Trust I	1/31/1997	$63,775	$3,093	$66,868	9.06%	2/1/2027	2/1/2007
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027	5/1/2007
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011
CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	9.07%	7/31/2031	7/31/2006
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/9/2010
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010
Hudson United Statutory Trust I	3/17/2004	20,000	619	20,619	8.18%	3/17/2034	3/17/2009
Hudson United Capital Trust I	3/31/2003	20,000	619	20,619	6.85%	4/15/2033	4/15/2008
Hudson United Capital Trust II	3/28/2003	15,000	464	15,464	6.45%	4/10/2033	4/24/2008
HUBCO Capital Trust I	1/31/1997	45,000	1,547	46,547	8.98%	2/1/2027	2/1/2007
HUBCO Capital Trust II	6/19/1998	50,000	1,547	51,547	7.65%	6/15/2028	6/15/2008

		$482,275	$16,257	498,532

Unamortized fair value adjustment				22,204

				$520,736

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.
In the above table, capital securities totaling $342 million are callable by us through May 1, 2007. We anticipate calling these securities and replacing them with securities that also qualify as Tier 1 capital.
At September 30, 2006, trust preferred securities amounted to 22.4% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2009, TD Banknorth Inc. is currently in compliance with the stricter quantitative and qualitative standards.
At September 30, 2006, our consolidated borrowings included $684.1 million of subordinated notes due in 2006 through 2022, of which $635.6 million qualify as Tier 2 capital for regulatory purposes. See Table 9 for more information.
Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves increased to 30.0% at September 30, 2006 as compared to 26.7% at December 31, 2005, due to $186.9 million of BOLI from Hudson.
In June 2004, the Basel Committee on Banking Supervision released the final version of its risk-based capital adequacy framework for large, internationally-active banking organizations, known as Basel II accord. Although TD Banknorth is not a large internationally-active banking organization, our majority shareholder TD Bank Financial Group is. TD Banknorth and TD Bank Financial Group are working with Canadian Banking regulators to determine the requirements, if any, that the application of the Basel II accord at TD Bank Financial Group will have on TD Banknorth.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or results of operations. As of September 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) — (b) Not applicable.
           (c) The following table sets forth information with respect to any purchase made by TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, other than The Toronto-Dominion Bank, of shares of TD Banknorth common stock during the three months ended September 30, 2006.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
July 1 – 31, 2006	—	$0.00	—	2,000,000
August 1 – 31, 2006	—	$0.00	—	2,000,000
September 1 – 30, 2006	—	$0.00	—	2,000,000
The following table presents the number of shares of TD Banknorth common stock purchased by our majority shareholder, The Toronto-Dominion Bank, during the three months ended September 30, 2006. All of these shares were purchased pursuant to our dividend reinvestment program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
July 1 – 31, 2006	—	$0.00	—	—
August 1 – 31, 2006	919,690	$29.30	—	—
September 1 – 30, 2006	—	$0.00	—	—
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

TD BANKNORTH INC.
Date: November 3, 2006	By:	/s/ William J. Ryan
William J. Ryan
Chairman and Chief Executive Officer (principal executive officer)

Date: November 3, 2006	By:	/s/ Stephen J. Boyle
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