Form 10-K
period 2006-12-31
TD BANKNORTH INC.
filed 2007-02-28
CIK 1304994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

As of June 30, 2006, the aggregate market value of the 98,467,427 shares of Common Stock of the Registrant issued and outstanding on such date, excluding the 128,950,320 shares held by The Toronto-Dominion Bank and the approximately 674,506 shares held by all directors and executive officers of the Registrant as a group (which does not include unexercised stock options), was $2.90 billion. This figure is based on the last sale price of $29.45 per share of the Registrant’s Common Stock on June 30, 2006, as reported in The Wall Street Journal on July 3, 2006. Although The Toronto-Dominion Bank and directors and executive officers of the Registrant were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock, par value $.01 per share, outstanding on February 20, 2007: 242,340,646

Number of shares of Class B Common Stock outstanding on February 20, 2007: 1

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

None

TD BANKNORTH INC.
2006 FORM 10-K ANNUAL REPORT

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

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	global, national and local economic and market conditions, specifically with respect to changes in the United States economy and the state and local economies in our market areas;

•	the performance of financial markets and the level and volatility of interest rates;

•	government fiscal and monetary policies;

•	credit risks inherent in the lending process;

•	loan and deposit demand in the geographic regions where we conduct business;

•	the impact of intense competition in the rapidly evolving banking and financial services industry;

•	extensive U.S. federal and state regulation of our business and the effects of legislation or other changes in regulatory requirements;

•	whether we are successful in retaining and further developing loan, deposit, customer and employee relationships relating to our recent acquisitions of Hudson United Bancorp and Interchange Financial Services Corporation, and whether expected revenue enhancements and cost savings from these transactions will be realized within expected time frames;

•	matters relating to the integration of our business with that of past and future merger partners, including the impact of combining these businesses on revenues, expenses, deposit attrition, customer retention and financial performance;

•	our reliance on third parties to provide certain critical services, including data processing;

•	the proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board or other standard-setting bodies;

•	technological changes;

•	our and The Toronto-Dominion Bank’s ability to complete a pending going-private transaction, pursuant to which we would become a wholly-owned subsidiary of The Toronto-Dominion Bank;

•	war or political instability;

•	other factors impacting our operational plans; and

•	management’s ability to manage risks that result from these and other factors.

We caution you not to put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

ii

PART I.

Item 1.	Business

General

We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. At December 31, 2006, we had consolidated assets of $40.2 billion and consolidated shareholders’ equity of $8.3 billion and, based on total assets at that date, we were the 26th largest commercial banking organization in the United States.

Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At December 31, 2006, TD Banknorth, NA had 586 banking offices in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont and served approximately 1.5 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning, private label credit cards for certain retailers and other businesses, insurance premium financing and insurance agency services.

We are a majority-owned subsidiary of The Toronto-Dominion Bank, a Canadian-chartered bank. In Canada and around the world, The Toronto-Dominion Bank and its subsidiaries, which are collectively known as TD Bank Financial Group, serve more than 14 million customers in four key businesses operating in a number of locations in key financial centers around the globe: Canadian Personal and Commercial Banking, including TD Canada Trust; Wealth Management, including TD Waterhouse and an investment in TD Ameritrade; Wholesale Banking, including TD Securities; and U.S. Personal and Commercial Banking through TD Banknorth. TD Bank Financial Group also ranks among the world’s leading on-line financial services firms, with more than 4.5 million on-line customers. TD Bank Financial Group had CDN$392.9 billion in assets at October 31, 2006, the end of its most recent fiscal year. The Toronto-Dominion Bank’s common shares trade on the Toronto and New York Stock Exchanges under the symbol “TD.”

On November 19, 2006, we, The Toronto-Dominion Bank and Bonn Merger Co., a newly-formed and wholly-owned subsidiary of The Toronto-Dominion Bank, entered into an Agreement and Plan of Merger, under which Bonn Merger Co. will merge with and into TD Banknorth, which will result in us becoming a wholly-owned subsidiary of The Toronto-Dominion Bank. Upon completion of the merger, holders of our common stock (other than The Toronto-Dominion Bank and its subsidiaries and any stockholders who perfect their appraisal rights under Delaware law) will have the right to receive $32.33 in cash, without interest, for each share of TD Banknorth common stock held immediately prior to completion of the merger. For more information regarding the proposed transaction, please see the preliminary proxy statement filed by us with the SEC, and the related Schedule 13E-3, as amended, filed by us, The Toronto-Dominion Bank and Bonn Merger Co. with the SEC.

Unless the context otherwise requires, the words “TD Banknorth,” “we,” “our” and “us” herein refer to TD Banknorth Inc. and its subsidiaries.

Business

Our principal business consists of attracting deposits from the general public through our banking offices and using these deposits to originate loans secured by first mortgage liens on commercial real estate, commercial business loans and leases, consumer loans, loans secured by first mortgage liens on existing single-family (one-to-four units) residential real estate and existing multi-family (over four units) residential real estate, and construction loans. We also provide various mortgage banking services, investment management services, merchant services and private label credit cards, as well as, through subsidiaries of TD Banknorth, NA, engage in equipment leasing, investment planning, securities brokerage, insurance premium finance and insurance agency activities. We also invest in investment securities and other permitted investments.

We derive our income principally from interest charged on loans and leases and, to a lesser extent, from interest and dividends earned on investments. We also derive income from non-interest sources such as fees received in connection with various lending services, deposit services, wealth management services, investment planning services and electronic banking and merchant services, as well as insurance agency commissions and, from time to time, gains on the sale of assets. Our principal expenses are interest expense on deposits and borrowings, operating expenses, provisions for loan and lease losses and income tax expense. Funds for activities are provided principally by deposits, borrowings from the Federal Home Loan Bank, securities sold under repurchase agreements, amortization and prepayments of outstanding loans, maturities and sales of investment securities and other sources.

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

Subsidiaries and Other Equity Investments

Other than TD Banknorth, NA, our only active direct subsidiary at December 31, 2006 was Northgroup Captive Insurance, Inc., which was formed in 2002 to self-insure against certain of our risks. At this date we also owned all of the outstanding common securities of each of the following financing vehicles which were formed to facilitate borrowings by us or companies acquired by us:

•	Peoples Heritage Capital Trust I

•	Banknorth Capital Trust I

•	Banknorth Capital Trust II

•	Ipswich Statutory Capital Trust I

•	CCBT Statutory Trust

•	BFD Preferred Capital Trust I

•	BFD Preferred Capital Trust II

•	HUBCO Capital Trust I

•	HUBCO Capital Trust II

•	Hudson United Capital Trust I

•	Hudson United Capital Trust II

•	Hudson United Statutory Trust I

For additional information on these trusts, see Note 15 to the Consolidated Financial Statements included in Item 8 hereof.

Set forth below is a brief description of certain of our indirect non-banking subsidiaries and certain other equity investments.

Insurance Premium Finance.  We engage in insurance premium financing through Flatiron Credit Company, Inc. (“Flatiron”), a Delaware corporation that, directly and through subsidiaries, lends funds to finance the payment of insurance premiums. Flatiron conducts business nationwide from its headquarters in

Denver, Colorado, as well as from offices in Massachusetts, Texas, Florida, Pennsylvania and Illinois. Flatiron and its subsidiaries are regulated and licensed by various state banking and insurance regulators.

Insurance Agency Activities.  We conduct insurance agency activities through TD Banknorth Insurance Agency, Inc., which conducts business in Vermont, New Hampshire, Massachusetts, Connecticut, Maine and upstate New York, and holds non-resident licenses in many other states throughout the country.

Investment Planning and Securities Brokerage Activities.  We conduct investment planning and securities brokerage activities, as well as offer investments in mutual funds and annuities, throughout our market areas through Bancnorth Investment Group, Inc., an unaffiliated company and a wholly-owned subsidiary of Primevest Financial Services, Inc. (“Primevest”). Through TD Banknorth, NA, and Bancnorth Investment Group, Inc., we offer these services to individuals and small businesses from offices located in Connecticut, Maine, Massachusetts, New Hampshire and New Jersey. Insurance and fixed annuities commissions are received through TD Banknorth, NA’s subsidiary Bancnorth Investment Planning Group, Inc. and its subsidiary Bancnorth Investment and Insurance Agency, Inc. Sales professionals at TD Banknorth, NA and Bancnorth Investment Group, Inc. are registered representatives of Bancnorth Investment Group, Inc., a registered broker/dealer, and all securities brokerage activities are conducted through Primevest, which also is a registered broker-dealer. Advisory services are offered by Investment Adviser Representatives in connection with PrimeVest Advisory Services. The sales professionals receive referrals from our branch offices throughout our market areas.

In addition to the foregoing, Bancnorth Investment Group, Inc. conducts insurance sales activities directly in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont. Bancnorth Investment Group, Inc., directly or through other agencies, offers life insurance and long-term care insurance products in conjunction with the sales of investments and annuities.

Equipment Leasing Activities.  We conduct equipment leasing activities through TD Banknorth Leasing Corp. This company engages in direct equipment leasing activities, primarily involving business and office equipment, in New England, New York, New Jersey, Pennsylvania and certain other states. At December 31, 2006, TD Banknorth Leasing Corp. had $119.1 million of leases outstanding.

Investment Activities.  Northgroup Asset Management Company is a Maine corporation which was formed for purposes of managing assets and investments for the benefit of TD Banknorth, NA. Northgroup Asset Management Company employs staff in its offices in Portland, Maine who are engaged in the management of its assets.

Other Equity Investments.  We hold certain other equity investments, primarily through TD Banknorth, NA and Four Eighty-One Corp., a wholly-owned subsidiary of TD Banknorth, NA. At December 31, 2006, these investments consisted of (i) $54.3 million of interests in limited partnerships formed for the purpose of investing primarily in real estate for lower-income families in our market areas, plus commitments to invest up to an additional $27.4 million in such partnerships, and (ii) an aggregate of $54.2 million of interests in limited partnerships which invest primarily in small business investment companies in our market areas, plus commitments to invest up to an additional $24.5 million in such partnerships. For additional information about these investments see Note 23 to the Consolidated Financial Statements included in Item 8 hereof.

Discontinued Operations.  Our subsidiaries include United Gasco, LLC and UC Investments, Inc., which holds a 50% interest in Minnesota Methane. These subsidiaries are engaged in the extraction and conversion of landfill gas into electricity, which is sold to utilities. Both subsidiaries were acquired by Hudson United in May 2003 from their former parent company in a consensual foreclosure and were retained by Hudson United to obtain tax credits under the Internal Revenue Code. We intend to divest our interests in these subsidiaries as soon as practicable. For additional information on these subsidiaries, see Note 19 to the Consolidated Financial Statements included in Item 8 hereof.

Recent Development

On January 1, 2007, we completed the acquisition of Interchange Financial Services Corporation (“Interchange”), a registered bank holding company which conducted business through its wholly-owned subsidiary, Interchange Bank, a New Jersey chartered commercial bank with 30 banking offices and one supermarket mini-branch located in Bergen and Essex Counties, New Jersey. At the date of acquisition, Interchange had consolidated assets of $1.6 billion and consolidated shareholders’ equity of $176.5 million.

The acquisition was effected by means of the merger of TDBN Merger Corp., a wholly-owned subsidiary of TD Banknorth formed for sole purpose of facilitating the merger, with and into Interchange pursuant to an Agreement and Plan of Merger, dated as of April 13, 2006, between TD Banknorth and Interchange (the “Agreement”). Pursuant to the Agreement, the shares of Interchange common stock which were outstanding immediately prior to completion of the acquisition were converted into the right to receive an aggregate of approximately $468.1 million in cash. On January 1, 2007, we also sold 13 million shares of TD Banknorth common stock at $31.17 per share, or an aggregate of $405.2 million, to The Toronto-Dominion Bank pursuant to a stock sale agreement between TD Banknorth and The Toronto-Dominion Bank dated as of April 13, 2006, in order to fund the cash payable in the acquisition.

In connection with the acquisition of Interchange, we acquired several subsidiaries of Interchange Bank, all of which were either merged into existing TD Banknorth subsidiaries or liquidated. In addition, we acquired the following financing vehicles of Interchange: Interchange Statutory Trust I and Interchange Statutory Trust II.

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

Employees

We had approximately 8,700 full-time equivalent employees at December 31, 2006. None of these employees is a party to a collective bargaining agreement, and we believe that we enjoy good relations with our personnel.

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

General.  TD Banknorth currently is registered as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. As such, we are subject to regulation, supervision and examination by the Federal Reserve Board. We also are registered as a Maine financial institution holding company under Maine law and as such are subject to regulation and examination by the Superintendent of Financial Institutions of the State of Maine. TD Banknorth, NA is a national bank subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures TD Banknorth, NA’s deposits to the maximum extent permitted by law. The regulatory framework for bank/financial holding companies and their banking subsidiaries is intended primarily for the protection of depositors and the FDIC and not for the protection of security holders.

Financial Modernization.  The Bank Holding Company Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and which are not authorized for bank holding companies. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” under the prompt corrective action provisions of the Federal Deposit Insurance Act and the applicable regulations thereunder, is “well managed” and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration with the Federal Reserve Board that the bank holding company seeks to become a financial holding company. We became a financial holding company effective January 25, 2002.

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

The sum of Tier 1, Tier 2 and Tier 3 capital, less investments in unconsolidated subsidiaries, represents qualifying “total capital,” at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 capital and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. At December 31, 2006, our Tier 1 risk-based capital and total risk-based capital ratios under these guidelines were 8.43% and 11.64%, respectively.

The “leverage ratio” requirement is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. At December 31, 2006, our leverage ratio was 7.20%.

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

Basel II.  In June 2004, the Basel Committee on Banking Supervision released the final version of its risk-based capital adequacy framework for large, internationally-active banking organizations, known as the Basel II accord. Although TD Banknorth is not a large internationally-active banking organization, our majority shareholder, The Toronto-Dominion Bank, is and thus subject to Basel II. TD Banknorth and The Toronto-Dominion Bank are working with Canadian banking regulators to determine the requirements, if any, that the application of the Basel II accord at The Toronto-Dominion Bank will have on TD Banknorth.

Federal Deposit Insurance.  The FDIC insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions. Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund administered by the FDIC were merged into a new combined fund, called the Deposit Insurance Fund, effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The FDIC also has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the FDIC’s insurance funds.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC also has adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. TD Banknorth, NA anticipates that it will be able to offset its deposit insurance premiums for 2007 with an estimated assessment credit of approximately $31 million for premiums paid prior to 1996.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2006 is approximately .0124% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The current Community Reinvestment Act rating of TD Banknorth, NA, which is from an examination in 2004, is “satisfactory.”

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

We also are subject to various forms of state taxation under the laws of several states as a result of the business which we conduct in these states.

Statistical Disclosure by Bank Holding Companies

The following information, included under Items 6, 7 and 8 of this report, is incorporated by reference herein.

•	Three-Year Average Balance Sheets, which presents average balance sheet amounts, related taxable equivalent interest earned or paid and related average yields earned and rates paid and is included in Item 7 — Table 3;

•	Changes in Net Interest Income, which presents changes in taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and is included in Item 7 — Table 4;

•	Securities Available for Sale and Held to Maturity, which presents information regarding carrying values of investment securities by category of security and is included in Item 7 — Table 13;

•	Maturities of Securities, which presents information regarding the maturities and weighted average yield of investment securities by category of security and is included in Item 7 — Table 14;

•	Composition of Loan Portfolio, which presents the composition of loans and leases by category of loan and lease and is included in Item 7 — Table 15;

•	Scheduled Contractual Amortization of Certain Loans and Leases, which presents maturities and sensitivities of loans and leases to changes in interest rates and is included in Item 7 — Table 16;

•	Five Year Schedule of Nonperforming Assets, which presents information concerning non-performing assets and accruing loans 90 days or more overdue and is included in Item 7 — Table 24;

•	“Credit Risk Management” and Note 6 to the Consolidated Financial Statements, which discuss our policies for placing loans on non-accrual status, as well as in the case of the former potential problem loans, which are included in Items 7 and 8, respectively;

•	Five-Year Table of Activity in the Allowance for Loan and Lease Losses and Net Charge-offs as a Percent of Average Loans and Leases Outstanding, included in Item 7 — Table 25;

•	Allocation of the Allowance for Loan and Lease Losses — Five Year Schedule, included in Item 7 — Table 27;

•	Three-Year Average Balance Sheets, which include average balances of deposits by category of deposit and is included in Item 7 — Table 3;

•	Maturity of Certificates of Deposit of $100,000 or more, included in Item 7 — Table 21;

•	“Selected Financial Data,” which presents return on assets, return on equity, dividend payout and equity to assets ratios and is included in Item 6; and

•	Note 14 to the Consolidated Financial Statements, which includes information regarding short-term borrowings and is included in Item 8.

•	For additional information regarding our business and operations, see “Selected Financial Data” in Item 6 hereof, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.

Availability of Information

We make available on our web site, which is located at http://www.tdbanknorth.com, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on the date which we electronically file these reports with the SEC. Investors are encouraged to access these reports and the other information about our business and operations on our web site.

Item 1A.	Risk Factors

In analyzing whether to make or to continue to hold an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.

Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the following paragraph. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in New England and the mid-Atlantic states because we derive substantially all of our loans, deposits and other business from Maine, New Hampshire, Massachusetts, Vermont, Connecticut, eastern New York, New Jersey and eastern Pennsylvania. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

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

Because we are currently a majority-owned subsidiary of The Toronto-Dominion Bank, The Toronto-Dominion Bank generally has the ability to control the outcome of any matter submitted for the vote or consent of TD Banknorth shareholders. Pursuant to an amended and restated stockholders agreement, dated as of August 25, 2004, among The Toronto-Dominion Bank, TD Banknorth and Banknorth Group, Inc. (the “stockholders agreement”), The Toronto-Dominion Bank may increase the number of Class B directors (who are elected exclusively by The Toronto-Dominion Bank) at any time to a majority of the entire board of directors of TD Banknorth and all corporate action by the TD Banknorth board requires the affirmative vote of both a majority of the entire board as well as a majority of the Class B directors (whether or not the Class B directors then constitute a majority of the entire board). Accordingly, The Toronto-Dominion Bank generally is able to control the outcome of all matters that come before the TD Banknorth board except in the specific instances where the stockholders agreement requires separate approval of certain designated independent directors. The stockholders agreement and related provisions of TD Banknorth’s certificate of incorporation also permit The Toronto-Dominion Bank to retain its majority position on the TD Banknorth board and certain of its governance rights for limited periods of time even after its ownership of TD Banknorth common stock has declined below 50% (but not below 35%) of the outstanding shares.

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

Conflicts of interest may arise between The Toronto-Dominion Bank and TD Banknorth, which may be resolved in a manner that adversely affects TD Banknorth’s business, financial condition or results of operations.

Conflicts of interest may arise between TD Banknorth, on the one hand, and The Toronto-Dominion Bank and its other affiliates, on the other hand, in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions, financing transactions, sales or other dispositions by The Toronto-Dominion Bank of its interest in TD Banknorth and the exercise by The Toronto-Dominion Bank of its potential to control the management and affairs of TD Banknorth. Currently several of the directors on the TD Banknorth board are persons who are faced with decisions that could have materially different implications for TD Banknorth and for The Toronto-Dominion Bank. Our certificate of incorporation and the stockholders agreement contain provisions relating to the allocation of business opportunities that may be suitable for both TD Banknorth and The Toronto-Dominion Bank. TD Banknorth and The Toronto-Dominion Bank have not established any other formal procedures for TD Banknorth and The Toronto-Dominion Bank to resolve potential or actual conflicts of interest between them. There can be no assurance that any of the foregoing conflicts will be resolved in a manner that does not adversely affect the business, financial condition or results of operations of TD Banknorth.

In addition, although the stockholders agreement restricts The Toronto-Dominion Bank’s ability to conduct a branch-based banking business in the United States other than through TD Banknorth, there are a number of limitations and exceptions to those restrictions, including operations conducted directly by The

Toronto-Dominion Bank branches and agencies, banking support of the TD Ameritrade brokerage business (including through The Toronto-Dominion Bank’s existing U.S. insured depository institution, TD Bank USA, N.A.) and the ability to at least temporarily operate banks acquired by The Toronto-Dominion Bank incidentally to a business combination between The Toronto-Dominion Bank and a third party. It is possible that some of those businesses may compete with TD Banknorth and may have greater resources to do so. Moreover, because The Toronto-Dominion Bank currently controls a depository institution in the United States the deposits of which are insured by the FDIC and may in the future control others, our subsidiary bank, TD Banknorth, NA, could be assessed for losses suffered or anticipated by the FDIC as a result of a default by, or assistance provided by the FDIC in connection with the potential default by, another insured depository institution controlled by The Toronto-Dominion Bank. Any such assessment would be senior to the claims of TD Banknorth as shareholder and may adversely affect the business, financial conditions or results of operations of TD Banknorth. In addition, The Toronto-Dominion Bank will have other obligations under U.S. banking laws to any such other depository institutions in the United States that it controls, including an obligation to guarantee, subject to certain limits, any plan of ‘prompt corrective action, such an institution is required to undertake should it become undercapitalized. Should these obligations arise, they may limit The Toronto-Dominion Bank’s ability to make capital available to, and otherwise support, TD Banknorth.

The Toronto-Dominion Bank, as the majority shareholder of TD Banknorth, has limited fiduciary duties to the minority shareholders of TD Banknorth.

Because The Toronto-Dominion Bank is a majority shareholder of TD Banknorth, The Toronto-Dominion Bank owes fiduciary duties, under Delaware common law, to TD Banknorth and the other shareholders of TD Banknorth. The fiduciary duties of controlling shareholders under Delaware law, however, are limited in a number of respects. For example, a controlling shareholder generally may sell its shares of stock in the corporation to any buyer and at any price it wishes, as long as the shareholder does not have reason to suspect that the buyer will harm the corporation or the non-controlling shareholders. A controlling shareholder is also generally entitled to vote its shares as it chooses, including to advance its own financial interest. Moreover, Delaware courts have stated that the law generally does not require that a controlling shareholder sacrifice its own financial interest in the enterprise for the sake of the corporation or its minority shareholders. Accordingly, a controlling shareholder is not under a duty to sell its holdings in the corporation or to agree to a sale of the corporation merely because the sale would profit the minority. While the determination of the fiduciary obligations of The Toronto-Dominion Bank in any particular context will depend on the specific facts, as a controlling shareholder The Toronto-Dominion Bank will have significant discretion to act in its own interest with respect to the voting and sale of its shares and will have limited fiduciary duties to TD Banknorth and its minority shareholders with respect to these matters.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2006, we conducted business from our executive offices at Two Portland Square, Portland, Maine and 586 banking offices located in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont.

The following table sets forth certain information with respect to our offices at December 31, 2006.

	Number of
State	Banking offices	Deposits
		(In billions)
Connecticut	80	$4.0
Maine	60	2.5
Massachusetts	152	8.2
New Hampshire	73	4.2
New York	60	2.7
New Jersey	101	3.0
Pennsylvania	25	0.6
Vermont	35	1.8

	586	$27.0

For additional information regarding our premises and equipment and lease obligations, see Notes 8 and 21 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

Item 3.	Legal Proceedings

Ordinary Course Litigation.  In the ordinary course of business, TD Banknorth and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against TD Banknorth and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against TD Banknorth and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of TD Banknorth. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on TD Banknorth’s consolidated results of operations in any future reporting period.

Shareholder Litigation regarding Proposed Transaction.  On November 20, 2006, the day the merger agreement between TD Banknorth and The Toronto-Dominion Bank was announced, five complaints were filed in the Delaware Court of Chancery against TD Banknorth, TD Banknorth’s Board of Directors (the “Board”), and with the exception of one complaint, The Toronto-Dominion Bank. A sixth complaint was filed on November 21, 2006. One week later, two complaints were filed in the Supreme Court of New York on November 28 and 30, 2006, respectively. Finally, a Maine action was filed on December 8, 2006 in Superior Court. All nine complaints are putative class actions filed on behalf of TD Banknorth’s public stockholders, which seek to enjoin the transaction or collect damages on the grounds that disclosure has been inadequate and that the consideration offered by The Toronto-Dominion Bank is inadequate. They all allege that TD Banknorth’s directors and its majority shareholder, The Toronto-Dominion Bank, have breached fiduciary duties to the public shareholders by allowing The Toronto-Dominion Bank to exert undue control over TD Banknorth within the merger process.

In an order issued on November 29, 2006, Vice Chancellor Lamb of the Delaware Court of Chancery approved the Delaware plaintiffs’ motion to consolidate the six Delaware cases into one comprehensive action within that court. On or about February 16, 2007, the parties to the consolidated action In re TD Banknorth Shareholders Litigation entered into a memorandum of understanding providing for the settlement of the six lawsuits comprising this consolidated action, without admission of any wrongdoing by any of the defendants. While TD Banknorth and The Toronto-Dominion Bank believe that these lawsuits are without merit, they agreed to a settlement in order to avoid the burdens and expense of further litigation. Pursuant to the terms of the memorandum of understanding, the parties agreed, among other things, that (i) Wendy Suehrstedt and Peter Verrill will be treated as affiliates of The Toronto-Dominion Bank for purposes of the requirement that the merger agreement be approved by holders of a majority of all outstanding shares of TD Banknorth common stock not owned by The Toronto-Dominion Bank and its affiliates, (ii) TD Banknorth would make certain disclosures requested by the plaintiffs, and (iii) The Toronto-Dominion Bank will establish a settlement fund in an aggregate amount of approximately $2.95 million. If the proposed settlement is finalized and approved, this settlement fund amount would be paid on pro rata basis to TD Banknorth stockholders who receive the merger consideration (an estimated $0.03 per share based upon the current number of outstanding shares of TD Banknorth common stock). The memorandum of understanding further states that the parties will enter into a stipulation of settlement, which will provide, among other things, that the complaints in the six actions comprising the consolidated lawsuit will be dismissed with prejudice, and that the final stipulation of settlement will contain a broad general release of all claims that have been or could have been brought by members of the purported class in connection with the merger. The proposed settlement is subject to a number of conditions, including successful completion of confirmatory discovery and negotiation of definitive settlement documentation, completion of the merger, and final approval by the Delaware Court of Chancery following notice to our stockholders.

Motions to stay or dismiss the New York and Maine actions have been filed with the respective courts. The Maine Court has permitted expedited discovery by the plaintiffs to commence.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of 2006.

PART II.

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Related Matters.  Our common stock is traded on the New York Stock Exchange, Inc (“NYSE”) under the symbol “BNK.” The following table sets forth the high and low prices of our common stock and the dividends declared per share of common stock during the periods indicated.

	Market Price		Dividends Declared
2006	High	Low	Per Share

First Quarter	$31.40	$28.06	$0.220
Second Quarter	29.75	28.21	0.220
Third Quarter	30.90	27.95	0.220
Fourth Quarter	32.58	28.50	0.220
2005(1)
First Quarter	$36.55	$29.02	$0.200
Second Quarter	31.73	29.39	0.200
Third Quarter	31.13	28.56	0.220
Fourth Quarter	30.40	26.00	0.220

(1)	Information on and after March 1, 2005 reflects The Toronto-Dominion Bank’s acquisition of a majority interest in TD Banknorth on that date.

At February 20, 2007, there were 242,340,646 shares of TD Banknorth common stock outstanding which were held by approximately 21,600 holders of record. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

We have historically paid quarterly dividends on our common stock and currently intend to continue to do so until consummation of the acquisition by The Toronto-Dominion Bank of the shares of TD Banknorth not currently owned by it or its affiliates. Following the merger, The Toronto-Dominion Bank currently expects it will discontinue or reduce the payment of dividends by TD Banknorth to The Toronto-Dominion Bank. Our ability to pay dividends depends on a number of factors, including restrictions on the ability of TD Banknorth, NA to pay dividends under federal laws and regulations. See “Item 1A — Risk Factors.”

Share Repurchases.  The following table sets forth information with respect to any purchase made by or on behalf of TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, other than The Toronto-Dominion Bank, of shares of TD Banknorth common stock during the indicated periods.

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs(1)

October 2006	—	—	—	2,000,000
November 2006	—	—	—	2,000,000
December 2006	—	—	—	2,000,000

(1)	Our Board of Directors authorized the repurchase of 8,500,000 shares of our common stock upon completion of the acquisition of Hudson United Bancorp on January 31, 2006, which authority was increased by 2,000,0000 shares to 10,500,000 shares in January 2006. We have repurchased 8,500,000 shares of the total 10,500,000 shares authorized for repurchase.

The following table presents the number of shares of TD Banknorth common stock purchased by our majority stockholder, The Toronto-Dominion Bank, during the indicated periods.

				Total Number of	Maximum Number
	Total			Shares Purchased as	of Shares that May
	Number of		Average	Part of Publicly	Yet Be Purchased
	Shares		Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)		per Share	or Programs	or Programs

October 2006	233,000	(2)	$29.86	—	—
November 2006	857,858	(3)	$31.64	—	—
December 2006	—		—	—	—
Total	1,090,858		$31.26	—	—

(1)	Does not include 13 million shares of TD Banknorth common stock that The Toronto-Dominion Bank purchased from us on January 1, 2007, pursuant to an agreement dated April 13, 2006, at $31.17 per share, for aggregate consideration of approximately $405 million, in connection with TD Banknorth’s acquisition of Interchange on that date.

(2)	Open market purchases.

(3)	Purchases pursuant to our dividend reinvestment program.

Item 6.	Selected Consolidated Financial Data

	Successor	Combined	Predecessor	Predecessor	Predecessor
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Condensed Income Statement
Net interest income	$1,185,475	$997,803	$927,225	$832,852	$784,673
Provision for loan and lease losses	44,573	17,166	40,340	42,301	44,314
Net interest income after loan and lease loss provision	1,140,902	980,637	886,885	790,551	740,359
Noninterest income(1)	502,043	306,597	345,956	375,138	286,352
Noninterest expense(2)	1,144,960	870,828	765,101	641,270	579,392
Income before income taxes	497,985	416,406	467,740	524,419	447,319
Provision for income taxes	157,190	142,428	163,097	173,660	148,681
Income from continuing operations	340,795	273,978	304,643	350,759	298,638
Loss from discontinued operations	(1,664)	—	—	—	—
Net income	$339,131	$273,978	$304,643	$350,759	$298,638
Per Common Share
Basic earnings per share from continuing operations	$1.52	$1.56	$1.78	$2.18	$2.01
Diluted earnings per share from continuing operations	1.51	1.55	1.75	2.15	1.99
Dividends per share	0.88	0.84	0.79	0.70	0.58
Book value per share at year end	36.36	37.34	17.71	15.54	13.70
Tangible book value per share at year end	8.12	8.81	9.91	8.45	9.21
Stock price:
High	32.58	36.55	36.71	33.57	27.22
Low	28.06	26.00	30.25	20.60	20.44
Close	32.28	29.05	36.60	32.53	22.60
Period end common shares outstanding	228,880	173,665	179,298	162,188	150,579
Weighted average shares outstanding — diluted	224,672	177,001	174,158	163,520	149,829
Financial Ratios
Return on average assets	0.85%	0.87%	1.08%	1.37%	1.39%
Return on average equity	4.20	4.60	10.63	14.51	16.25
Net interest margin(3)	3.97	4.03	3.72	3.66	4.07
Net interest rate spread(3)	3.49	3.71	3.48	3.42	3.72
Average equity to average assets	20.33	18.84	10.17	9.44	8.56
Efficiency ratio(4)	67.85	66.76	60.09	53.09	54.10
Noninterest income as a percent of total income	29.75	23.50	27.17	31.05	26.74
Tier 1 leverage capital ratio	7.20	7.07	7.58	6.65	7.13
Tier 1 risk-based capital ratio	8.43	8.63	9.96	8.96	9.66
Total risk-based capital ratio	11.64	11.73	12.13	11.29	12.15
Dividend payout ratio(5)	59.40	54.17	44.36	31.90	28.76
Average Balance Sheet
Assets	$39,747,713	$31,650,677	$28,173,424	$25,616,347	$21,460,719
Loans and leases(6)	25,236,630	20,048,015	17,734,537	15,633,207	13,236,803
Deposits	26,385,617	20,081,969	18,877,811	17,302,983	14,566,644
Shareholders’ equity	8,082,182	5,962,416	2,865,540	2,416,926	1,838,064
Year End Balance Sheet Data
Assets	$40,159,085	$32,095,353	$28,687,810	$26,453,735	$23,418,941
Loans and leases, net(7)	25,181,863	19,896,697	18,349,842	16,113,675	13,847,735
Securities (including available-for-sale and held-to-maturity)	2,554,345	4,484,003	6,815,536	7,106,404	6,640,969
Goodwill and identifiable intangible assets	6,750,130	5,215,969	1,416,156	1,163,054	695,158
Deposits	27,004,766	20,272,648	19,227,581	17,901,185	15,664,601
Borrowings	3,647,093	4,923,970	5,990,705	5,882,864	5,432,581
Shareholders’ equity	8,322,045	6,483,873	3,176,114	2,520,519	2,063,485
Nonperforming assets(8)	132,392	61,535	81,103	63,103	68,953

(1)	Noninterest income included net securities losses of $95.2 million and $17.8 million and a gain of $29.2 million in 2005, 2004 and 2003, respectively in connection with our balance sheet deleveraging and restructuring programs.

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million, $61.5 million and $28.5 million in 2005, 2004 and 2003, respectively.

(3)	Net interest margin represents net interest income divided by average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, in each case calculated on a fully-taxable equivalent basis.

(4)	Represents noninterest expenses as a percentage of net interest income and noninterest income including net securities gains/losses.

(5)	Cash dividends paid divided by net income.

(6)	Includes loans and leases held for sale.

(7)	Excludes loans and leases held for sale.

(8)	Nonperforming assets consist of nonperforming loans, other real estate owned, repossessed assets and investment securities placed on non-accrual status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share data and as noted)

The discussion and analysis that follows focuses on our results of operations during 2006, 2005 and 2004 and financial condition at December 31, 2006 and 2005. The Consolidated Financial Statements and related notes should be read in conjunction with this review. Certain amounts in years prior to 2006 have been reclassified to conform to the 2006 presentation.

General

We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. We are a majority-owned subsidiary of The Toronto-Dominion Bank and successor to Banknorth Group, Inc. At December 31, 2006, we had consolidated assets of $40.2 billion and consolidated shareholders’ equity of $8.3 billion. Based on total assets at that date, we were the 26th largest commercial banking organization in the United States.

Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At December 31, 2006, TD Banknorth, NA had 586 banking offices in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont and served approximately 1.4 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning, private label credit cards for certain retailers and other businesses, insurance premium financing and insurance agency services.

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

Executive Overview

On January 31, 2006, we completed the acquisition of Hudson United Bancorp (“Hudson”), which expanded our operations into southern Connecticut, the New York metropolitan area, New Jersey and eastern Pennsylvania, and completed the systems conversion for this transaction in May 2006. At the time of acquisition, Hudson had total loans of $5.2 billion, total deposits of $6.9 billion and 200 branches. The Hudson acquisition increased our size by over 20% and had a significant effect on our 2006 operations compared to 2005.

Net income was $339.1 million in 2006 as compared to $274.0 million in 2005, an increase of $65.1 million, or 24%. This increase was primarily attributable to our acquisition of Hudson on January 31, 2006. Diluted earnings per share were $1.51 in 2006 compared to $1.55 in 2005, a decline of 3%. The decrease in diluted earnings per share reflects our issuance of 62.5 million shares of TD Banknorth common stock in connection with the acquisition of Hudson, including 29.6 million shares sold to The Toronto-Dominion Bank to fund the cash component of the merger consideration.

The following summarizes our results for the year ended 2006 as compared to the year ended 2005.

•	Net interest income increased by $187.7 million and total average earning assets increased $8.1 billion over the prior year primarily due to the acquisition of Hudson in January 2006. The net interest margin declined by 6 basis points as a result of the flattening of the yield curve, deposit mix change to higher cost certificates of deposit and intense competition for high quality loans and deposits.

•	The provision for loan losses increased by $27.4 million, reflecting increased net charge-offs and increased nonperforming loans, in part due to the acquisition of Hudson.

•	Noninterest income increased by $195.4 million or 64% due to the acquisition of Hudson and $93 million of securities losses incurred in 2005.

•	Noninterest expense increased by $274.1 million or 31% due primarily to increased operating expenses related to Hudson and increases in amortization of identifiable intangible assets and merger and restructuring costs.

•	Nonperforming assets increased from $60.6 million at December 31, 2005 to $132.4 million at December 31, 2006 as a result of increases in nonaccrual loans in all categories, in part due to the acquisition of Hudson. At December 31, 2006, nonperforming assets as a percentage of total assets amounted to 0.33%.

Our financial condition and liquidity rating remain strong. The following are important factors in understanding our financial condition and liquidity:

•	using the definition of federal banking regulators, we continue to be “well-capitalized”;

•	In April 2006, Standard & Poor’s Services raised its counterparty credit rating on us to “A-1”; from “BBB” and the counterparty credit ratings on related entities, including TD Banknorth, NA to “A/A-1” from “BBB+/A-2”; and

•	our liquidity measures at December 31, 2006 and throughout the year met our policy guidelines.

Outlook

We expect that 2007 will be a challenging year. Earnings for 2007 will depend on the interest rate environment, the shape of the yield curve, our ability to obtain loans and hold/grow deposits, asset quality and the success of revenue/expense initiatives now underway. Competition for high-quality loans and deposits will continue. Excluding the effects of acquisitions, we expect only single-digit loan growth and deposits to remain fairly flat in 2007. In addition, we expect our nonperforming assets and provision for loan and lease losses to increase in 2007. We are responding to these challenges with the following actions being implemented in 2007:

•	Increase our focus on organic loan and deposit growth;

•	Focus on process improvements and branch consolidations to reduce operating costs by 5-8%;

•	Grow/develop deposit relationships by providing quality services, simplifying fee structures and eliminating certain fees;

•	Review the performance characteristics of our branch network in our entire market area; and

•	Review our pricing on loans and deposits in certain market areas.

On November 2, 2006, the FDIC adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005. The final regulation includes the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for well capitalized and highly-rated banking institutions will vary between five and seven cents for every $100 of domestic deposits. Applied to TD Banknorth’s assessment base of approximately $30 billion, this translates to an estimated annual deposit premium of $15 million to $21 million. Most banks, including TD Banknorth, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for TD Banknorth was calculated at approximately $31 million. The assessment credit will not be recognized up front, but recognized on a go-forward basis only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, we expect that the reinstitution of deposit premiums by the FDIC will not have a material effect on our financial condition, results of operations or cash flows until 2008 or 2009. For additional information, see “Supervision and Regulation — Federal Deposit Insurance” under Item 1.

On November 20, 2006, we entered into an agreement and plan of merger with The Toronto-Dominion Bank which sets forth the terms and conditions under which The Toronto-Dominion Bank will acquire all of the outstanding shares of common stock of TD Banknorth not currently owned by it for $32.33 per share in cash. The transaction is subject to the approval of a majority of our shareholders other than the Toronto-Dominion Bank and its affiliates. Assuming receipt of this approval, the transaction is expected to be completed in the first or second quarter of 2007. Upon completion of the transaction, TD Banknorth will become a wholly-owned subsidiary of The Toronto-Dominion Bank.

Accounting for the March 1, 2005 Transaction with The Toronto-Dominion Bank

The Toronto-Dominion Bank acquired its majority interest in us effective March 1, 2005 in a two-step transaction in which Banknorth Group, Inc. first reincorporated from Maine to Delaware by means of a migratory merger into a newly-formed, wholly-owned Delaware subsidiary of Banknorth Group, Inc., and then The Toronto-Dominion Bank acquired its majority interest in us by means of the merger of a newly-formed, wholly-owned subsidiary of The Toronto-Dominion Bank with and into this reincorporated entity, which changed its name to “TD Banknorth Inc.” upon completion of the transaction. In accordance with the guidelines for accounting for business combinations, the transaction met the technical definition of a business combination and therefore was accounted for as a purchase business combination.

The purchase price and related purchase accounting adjustments resulted in a new basis of accounting reflecting the fair value of our assets and liabilities at March 1, 2005. The most significant adjustments were to increase goodwill by $3.0 billion, identifiable intangible assets by $705 million and shareholders’ equity by $3.4 billion as of March 1, 2005.

Financial information presented herein for all dates and periods prior to completion of The Toronto-Dominion Bank transaction on March 1, 2005 reflects our historical basis of accounting, and financial information presented herein for all dates and periods from and after March 1, 2005 reflect the adjusted values of our assets and liabilities resulting from the application of purchase accounting on that date. To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the financial information presented herein for 2005 combines the “predecessor period” (January 1, 2005 to February 28, 2005) with the “successor period” (March 1, 2005 to December 31, 2005) to present “combined” results for the year ended December 31, 2005. Because of the effects of accounting for The Toronto-Dominion Bank transaction under the purchase method effective March 1, 2005, information on a combined basis for the year ended December 31, 2005 and information for the year ended December 31, 2006 may not be comparable to information for the year ended December 31, 2004.

Table 1 — Consolidated Statements of Operations

The following table sets forth selected income data on a predecessor basis for the year ended December 31, 2004 and the period January 1, 2005 to February 28, 2005, on a successor basis for the period March 1, 2005 to December 31, 2005, on a combined basis for the year ended December 31, 2005 and on a successor basis for the year ended December 31, 2006.

	Predecessor	Predecessor	Successor	Combined	Successor
	Year Ended	January 1, 2005 to	March 1, 2005 to	Year Ended	Year Ended
	December 31,	February 28,	December 31,	December 31,	December 31,
	2004	2005	2005	2005	2006

Interest and dividend income:
Interest and fees on loans and leases	$933,833	$176,949	$993,584	$1,170,533	$1,705,452
Interest and dividends on securities	317,015	51,183	178,976	230,159	251,429

Total interest and dividend income	1,250,848	228,132	1,172,560	1,400,692	1,956,881

Interest expense:
Interest on deposits	161,004	30,694	197,902	228,596	562,019
Interest on borrowed funds	162,619	32,654	141,639	174,293	209,387

Total interest expense	323,623	63,348	339,541	402,889	771,406

Net interest income	927,225	164,784	833,019	997,803	1,185,475
Provision for loan and lease losses	40,340	1,069	16,097	17,166	44,573

Net interest income after provision for loan and lease losses	886,885	163,715	816,922	980,637	1,140,902

Noninterest income:
Deposit services	109,321	18,359	111,270	129,629	168,779
Insurance agency commissions	50,311	8,252	42,259	50,511	55,486
Merchant and electronic banking income, net	50,564	7,751	51,152	58,903	68,556
Wealth management services	39,788	6,959	35,224	42,183	45,630
Bank-owned life insurance	23,282	4,169	20,038	24,207	32,078
Investment planning services	19,418	2,815	16,477	19,292	20,916
Net securities (losses) gains	(7,701)	(46,548)	(46,522)	(93,070)	623
Loans held for sale — Lower of cost or market adjustment	—	(7,500)	386	(7,114)	—
Change in unrealized loss on derivatives	—	—	5,943	5,943	—
Other noninterest income	60,973	9,104	67,009	76,113	109,975

	345,956	3,361	303,236	306,597	502,043

Noninterest expense:
Compensation and employee benefits	356,611	67,977	340,950	408,927	512,871
Occupancy	63,892	11,411	59,071	70,482	104,952
Equipment	48,480	8,440	43,357	51,797	65,102
Data processing	43,141	7,233	38,787	46,020	61,004
Advertising and marketing	25,550	4,373	26,008	30,381	41,616
Amortization of identifiable intangible assets	8,627	1,561	103,526	105,087	156,145
Merger and consolidation costs	49,635	27,264	15,415	42,679	59,688
Prepayment penalties on borrowings	61,546	6,300	3	6,303	—
Other noninterest expense	107,619	15,887	93,265	109,152	143,582

	765,101	150,446	720,382	870,828	1,144,960

Income before income tax expense	467,740	16,630	399,776	416,406	497,985
Provision for income taxes	163,097	6,182	136,246	142,428	157,190

Income from continuing operations	304,643	10,448	263,530	273,978	340,795

Discontinued operations
Income (loss) from discontinued operations	—	—	—	—	(8,173)
Income tax benefit	—	—	—	—	6,509

Income (loss) from discontinued operations, net of tax	—	—	—	—	(1,664)

Net income	$304,643	$10,448	$263,530	$273,978	$339,131

Acquisitions

Our growth, profitability and market share have been enhanced in recent years through acquisitions of both financial and nonfinancial institutions. We continually evaluate acquisition opportunities and frequently conduct due diligence in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore some pro forma dilution of our book value and net income per common share may occur in connection with any future transactions. Moreover, acquisitions commonly result in significant one-time charges against earnings, although cost-savings, especially incident to in-market acquisitions, frequently are anticipated, as are revenue enhancements.

Table 2 — Acquisitions 2004 — 2006

The following table sets forth certain information regarding our bank acquisitions in 2006, 2005 and 2004. All acquisitions were accounted for under the purchase method of accounting and, as a result, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable				Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares		Purchase
	Date	Assets	Equity	Goodwill	Assets	Paid	Issued		Price
	(Dollars and shares in millions)

Hudson United Bancorp	1/31/2006	$8,771.0	$518.3	$1,463.6	$222.5	$941.8	32.9	(1)	$1,907.3
BostonFed Bancorp, Inc.	1/21/2005	$1,467.8	$102.7	$138.2	$13.2	$0.3	6.2		$200.2
CCBT Financial Companies, Inc.	4/30/2004	1,292.9	108.5	175.5	19.4	—	9.2		298.1
Foxborough Savings Bank	4/30/2004	241.8	22.8	61.6	2.2	88.9	—		88.9

(1)	Shares issued does not include the 29.6 million shares of common stock sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Hudson United Bancorp.

For additional information regarding our acquisitions including our recent acquisition of Hudson, see Note 4 to the Consolidated Financial Statements.

Results of Operations

Comparison of 2006 and 2005

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

	Successor			Combined			Predecessor
	Year Ended			Year Ended			Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Loans and leases(1):
Residential real estate mortgages	$2,849,522	$159,708	5.60%	$3,439,050	$185,020	5.38%	$2,997,572	$150,245	5.01%
Commercial real estate mortgages	8,628,964	598,624	6.94%	6,662,952	404,315	6.07%	5,959,510	345,147	5.79%
Commercial business loans and leases	6,289,364	451,672	7.18%	4,135,985	246,472	5.96%	3,686,919	181,437	4.92%
Consumer loans and leases	7,088,061	458,264	6.47%	5,810,028	339,776	5.85%	5,090,536	261,358	5.13%
Credit card receivables	380,719	46,569	12.23%	—	—	—	—	—	—

Total loans and leases	25,236,630	1,714,837	6.80%	20,048,015	1,175,583	5.86%	17,734,537	938,187	5.29%
Investment securities(2)	3,232,801	168,499	5.21%	4,863,214	232,195	4.77%	7,339,166	319,042	4.35%
Securites purchased under agreements to resell	1,719,169	87,103	5.07%	—	—	—	419	7	—
Federal funds sold and other short-term investments	16,515	530	3.21%	16,596	308	1.86%	9,567	83	0.87%

Total earning assets	30,205,115	1,970,969	6.53%	24,927,825	1,408,086	5.65%	25,083,689	1,257,319	5.01%

Bank-owned life insurance	758,049			558,961			503,957
Goodwill	5,892,668
Identifiable intangible assets	794,140
Noninterest-earning assets	2,097,741			6,163,891			2,585,778

Total assets	$39,747,713			$31,650,677			$28,173,424

Interest-bearing deposits:
Regular savings	$3,969,130	48,284	1.22%	$2,650,297	9,766	0.37%	$2,563,838	7,513	0.29%
Now and money market accounts	9,730,922	255,435	2.62%	8,105,948	112,986	1.39%	7,678,644	62,336	0.81%
Certificates of deposit	6,815,269	244,358	3.59%	4,838,189	103,273	2.13%	4,647,746	91,149	1.96%
Brokered deposits	232,861	11,810	5.07%	66,709	2,571	3.85%	272	6	2.03%
Foreign branch deposits	52,181	2,132	4.09%	—	—	—	—	—	—

Total interest-bearing deposits	20,800,363	562,019	2.70%	15,661,143	228,596	1.46%	14,890,500	161,004	1.08%
Borrowed funds	4,605,557	209,387	4.55%	5,089,451	174,293	3.42%	6,245,995	162,619	2.60%

Total interest-bearing liabilities	25,405,920	771,406	3.04%	20,750,594	402,889	1.94%	21,136,495	323,623	1.53%

Non-interest bearing deposits	5,585,254			4,420,826			3,987,311
Deferred tax liability related to identifiable intangible assets	318,404			197,747			16,029
Other liabilities	355,953			319,094			168,049
Shareholders’ equity	8,082,182			5,962,416			2,865,540

Total liabilities and shareholders’ equity	$39,747,713			$31,650,677			$28,173,424

Net earning assets	$4,799,195			$4,177,231			$3,947,194

Net interest income (fully-taxable equivalent)		1,199,563			1,005,197			933,696
Less: fully-taxable equivalent adjustments		(14,088)			(7,394)			(6,471)

Net interest income		$1,185,475			$997,803			$927,225

Net interest rate spread (fully-taxable equivalent)			3.49%			3.71%			3.48%
Net interest margin (fully-taxable equivalent)			3.97%			4.03%			3.72%

(1)	Loans and leases include portfolio loans and leases and loans held for sale.
(2)	Includes securities available for sale and held to maturity

Table 4 — Changes in Net Interest Income

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by prior year rate) and (2) changes in rate (change in rate multiplied by prior year volume). Changes in rate/volume (change in rate multiplied by change in volume) were prorated between the changes in volume and rate.

	Successor			Combined
	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
			Total			Total
	Volume(1)	Rate	Change	Volume(1)	Rate	Change

Interest income:
Loans and leases	$332,915	$206,339	$539,254	$130,029	$107,367	$237,396
Investment securities	(87,874)	24,178	(63,696)	(122,037)	35,190	(86,847)
Securities purchased under agreements to resell	87,103	—	87,103	7	(7)	0
Federal funds sold and other short-term investements	(1)	223	222	88	137	225

Total interest income	332,143	230,740	562,883	8,087	142,687	150,774

Interest expense:
Interest-bearing deposits:
Regular savings	6,858	31,660	38,518	256	1,997	2,253
NOW and money market accounts	26,310	116,139	142,449	3,671	46,979	50,650
Certificates of deposit	52,695	88,390	141,085	3,909	8,215	12,124
Brokered deposits	8,196	1,043	9,239	2,555	10	2,565
Foreign branch deposits	2,132	—	2,132	—	—	0

Total interest-bearing deposits	96,191	237,232	333,423	10,391	57,201	67,592
Borrowed funds	(14,178)	49,272	35,094	(16,835)	28,509	11,674

Total interest expense	82,013	286,504	368,517	(6,444)	85,710	79,266

Net interest income (fully taxable equivalent)	$250,130	$(55,764)	$194,366	$14,531	$56,977	$71,508

(1)	Volume increases include the effects of the acquisition of Hudson on January 31, 2006 and BostonFed Bancorp, Inc. on January 21, 2005.

Table 5 — Analysis of Net Interest Income

The following table presents information regarding our net interest income, net interest rate spread, net interest margin and average balances during the periods indicated.

	Successor	Combined	Predecessor
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	Change	Change
	2006	2005	2004	2006-2005	2005-2004

Components of net interest income
Income on earning assets (fully-taxable equivalent)	$1,970,969	$1,408,086	$1,257,319	$562,883	$150,767
Expense on interest-bearing liabilities	771,406	402,889	323,623	368,517	79,266

Net interest income (fully-taxable equivalent)	1,199,563	1,005,197	933,696	194,366	71,501
Less: fully-taxable equivalent adjustments	(14,088)	(7,394)	(6,471)	(6,694)	(923)

Net interest income, as reported	$1,185,475	$997,803	$927,225	$187,672	$70,578

Average balances
Loans and leases	$25,236,630	$20,048,015	$17,734,537	$5,188,615	$2,313,478
Investment securities	3,232,801	4,863,214	7,339,166	(1,630,413)	(2,475,952)
Securities purchased under agreements to resell	1,719,169	—	419	1,719,169	(419)
Federal funds sold and other short term investments	16,515	16,596	9,567	(81)	7,029

Total earning assets	30,205,115	24,927,825	25,083,689	5,277,290	(155,864)
Total interest-bearing liabilities	25,405,920	20,750,594	21,136,495	4,655,326	(385,901)

Net earning assets	$4,799,195	$4,177,231	$3,947,194	$621,964	$230,037

Average yields and rates paid
Earning assets yield (fully-taxable equivalent)	6.53%	5.65%	5.01%	0.88%	0.64%
Rate paid on interest-bearing liabilities	3.04%	1.94%	1.53%	1.10%	0.41%

Net interest rate spread (fully-taxable equivalent)	3.49%	3.71%	3.48%	(0.22)%	0.23%

Net interest margin (fully-taxable equivalent)	3.97%	4.03%	3.72%	(0.06)%	0.31%

Fully-taxable equivalent net interest income for 2006 increased $194.4 million, or 19.3%, compared to 2005. This increase was primarily attributable to the following items:

•	an increase in net earning assets as a result of the acquisition of Hudson in January 2006;

•	a change in the mix of average earning assets resulting from deleveraging programs (loans comprised 84% of average earning assets during 2006 compared to 80% during 2005);

•	changes in the composition of interest-bearing liabilities resulting from deleveraging programs (deposits comprised 82% of interest-bearing liabilities during 2006 compared to 75% during 2005); and

•	an increase in the ratio of noninterest bearing deposits to total interest earning assets.

The increase in net interest income related to the above items was offset in part by a lower net interest rate spread from the impact of rising short-term interest rates (which increased costs of funds faster than asset yields) and competitive conditions in our market areas.

Fully-taxable equivalent interest income increased by $562.9 million in 2006 as compared to 2005 primarily as the result of an increase in earning assets from $24.9 billion in 2005 to $30.2 billion in 2006, an increase of $5.3 billion. The increase in earning assets was primarily due to the acquisition of Hudson. The increase in interest income also reflected rising short term interest rates and the effects of balance sheet deleveraging programs under which certain fixed rate securities and residential loans with extension/prepayment risk were sold at a loss and the proceeds used to repay borrowings.

Interest expense increased by $368.5 million in 2006 compared to 2005 as a result of rising short term interest rates. The Federal Reserve Board raised its overnight federal funds rate four times during 2006 and eight times during 2005; each time the rate increased by 25 basis points (or 1/4 of 1%). The weighted average rate paid on interest-bearing liabilities was 3.04% in 2006 up from 1.94% in 2005, an increase of 110 basis points. Year over year, the weighted average cost of deposits increased by 124 basis points and the weighted average cost of borrowings increased by 113 basis points. Average interest-bearing deposits increased by $5.1 billion or 32%, primarily due to the Hudson acquisition. Average demand deposits increased by $1.2 billion (or 26%) primarily from the Hudson acquisition. Average borrowings declined by $483.9 million in 2006 compared to 2005 due to balance sheet deleveraging and restructuring programs in 2005 and early 2006, which were offset in part by borrowings assumed from the Hudson acquisition.

Net interest rate spread, which represents the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, decreased to 3.49% in 2006 from 3.71% in 2005 because the 88 basis point increase in the weighted average yield on interest-earning assets rate was less than the 110 basis point increase in the weighted average rate paid on interest-bearing liabilities, primarily as a result of rising short-term interest rates and intense competition for deposit balances. Following the rise in short-term interest rates, deposit flows have shifted toward higher-cost certificates of deposit and, excluding the effects of the Hudson acquisition, we have seen declines in lower-cost savings, money market and NOW accounts.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is recorded to bring the allowance for loan and lease losses to a level deemed appropriate by management based on factors discussed in the “Analysis and Determination of the Allowance for Loan and Lease Losses” in the “Risk Management” section.

Table 6 — Provision for Loan and Lease Losses

The following table sets forth information regarding our provision for loan and lease losses during the periods indicated.

				Change
	Successor	Combined	Predecessor	2006-2005		2005-2004
	2006	2005	2004	Amount	Percent	Amount	Percent

Provision for loan and lease losses	$44,573	$17,166	$40,340	$27,407	160%	$(23,174)	(57)%

We provided $44.6 million and $17.2 million for loan and lease losses in 2006 and 2005, respectively. In addition to the provisions made for on-balance sheet loans and leases, we provided $1.2 million for loss reserves related to off-balance sheet loan commitments in 2006. This $1.2 million provision is included in other noninterest expense.

The increase in the provision for loan and lease losses in 2006 reflected the impact of the acquisition of $5.2 billion in loans from Hudson, increased net charge-offs, which amounted to $40.5 million in 2006 as compared to $31.3 million in 2005, and an increase in nonperforming assets, which amounted to $132.4 million and $61.5 million at December 31, 2006 and 2005, respectively, in part as a result of the Hudson acquisition. The ratio of net charge-offs to average loans and leases was 0.16% for each of 2006 and 2005. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 220% at December 31, 2006, as compared to 381% at December 31, 2005. See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses. Although we use our best judgment in providing for losses, for the reasons discussed under the “Risk Management” section, there can be no assurance that we will not have to increase the amount of our provision for loan and lease losses in future periods.

Noninterest Income

Table 7 — Noninterest Income

The following table presents our noninterest income during the periods indicated.

	Successor	Combined	Predecessor
	Year Ended	Year Ended	Year Ended	Change
	December 31,	December 31,	December 31,	2006-2005		2005-2004
	2006	2005	2004	Amount	Percent	Amount	Percent

Noninterest income:
Deposit services	$168,779	$129,629	$109,321	$39,150	30%	$20,308	19%
Insurance agency commissions	55,486	50,511	50,311	4,975	10%	200	0%
Merchant and electronic banking income, net	68,556	58,903	50,564	9,653	16%	8,339	16%
Wealth management services	45,630	42,183	39,788	3,447	8%	2,395	6%
Bank-owned life insurance	32,078	24,207	23,282	7,871	33%	925	4%
Investment planning services	20,916	19,292	19,418	1,624	8%	(126)	(1)%
Net securities (losses) gains	623	(93,070)	(7,701)	93,693	101%	(85,369)	NM
Loans held for sale — Lower of cost or market adjustment	—	(7,114)	—	7,114	NM	(7,114)	NM
Change in unrealized loss on derivatives	—	5,943	—	(5,943)	NM	5,943	NM
Other noninterest income:
Loan fee income	55,716	31,456	26,453	24,260	77%	5,003	19%
Income on restricted stock	19,390	11,061	6,157	8,329	75%	4,904	80%
Mortgage banking services income	6,023	9,718	6,562	(3,695)	(38)%	3,156	48%
Venture capital write-downs	1,523	(106)	(2,880)	1,629	NM	2,774	96%
Covered call premiums	1,344	8,517	18,024	(7,173)	(84)%	(9,507)	(53)%
Miscellaneous income	25,979	15,467	6,657	10,512	68%	8,810	NM

Total other noninterest income	109,975	76,113	60,973	33,862	44%	15,140	25%

Total	$502,043	$306,597	$345,956	$195,446	64%	$(39,359)	(11)%

NM = Not meaningful

Deposit services income increased by $39.2 million or 30% in 2006, primarily due to volume increases from the Hudson acquisition and increases in overdraft fee income resulting from increases in the number of accounts and transactions per account.

Insurance agency commissions increased by $5.0 million or 10% in 2006 primarily due to revenue from insurance agency acquisitions and increased performance-based income.

Merchant and electronic banking income represents fees and interchange income generated by the use of our ATMs and debit cards issued by us, along with charges to merchants for credit card transactions processed, net of third-party costs directly attributable to handling these transactions. Merchant and electronic banking income increased by $9.7 million or 16% in 2006 primarily due to increases in the volume of transactions processed resulting from an increase in the number of debit cards issued. These increases were mitigated by the effects of our new campaign in the Mid-Atlantic region for the ATM/Bank Freely promotion, whereby our customers may use their debit cards at any ATM without charge.

Wealth management services income increased $3.4 million or 8% in 2006 primarily due to the fees on $500 million of trust assets from the Hudson acquisition. Assets under management amounted to $11.4 billion at December 31, 2006 and at December 31, 2005. In June 2006, we sold our corporate bond administration business to Bank of New York, which had approximately $5.2 billion of debt outstanding.

Income from bank owned life insurance (“BOLI”) increased $7.9 million or 33% during 2006. The cash surrender value of BOLI was $791.5 million at December 31, 2006 compared to $572.8 million at December 31, 2005. The $218.6 million increase was primarily comprised of amounts acquired in the Hudson transaction and investment earnings. Investment in BOLI provides a tax-advantaged means to mitigate increasing employee benefit costs.

Investment planning services income consists primarily of commissions earned from third party sales of fixed annuities, variable annuities and mutual funds. Investment planning services income increased $1.6 million or 8% during 2006. Revenues were positively impacted by acquisitions and partially offset by reduced demand for fixed annuities.

Net securities gains were $623 thousand during 2006 and compared to a loss of $93.1 million during 2005. Net securities losses in 2005 included a $50.4 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. In addition, a securities loss of $45 million was recorded in December 2005 in connection with the identification of other than temporary impairment on $2.6 billion of securities which were sold in early 2006. Gains and losses from the sale of securities are subject to market and economic conditions.

Loans held for sale — lower of cost or market adjustment amounted to a $7.1 million charge during the year ended December 31, 2005. This amount was recorded in connection with the reclassification of $519 million of residential real estate loans in portfolio to loans held for sale as part of the deleveraging program implemented by us in the first quarter of 2005. We retained the servicing on these loans, which were sold in 2005.

The change in unrealized losses on certain derivatives of $5.9 million in 2005 was due to required changes in accounting for certain interest rate swap agreements in connection with the accounting for The Toronto-Dominion Bank transaction under the purchase method.

Other noninterest income increased $33.9 million, or 44%, in 2006, primarily as a result of the following changes in the components of other noninterest income. Loan fee income increased by $24.3 million in 2006, largely due to $16.0 million of fees on credit card receivables acquired from Hudson, an increase of $4.0 million in commercial loan fess (primarily fees on insurance premium financing loans acquired from Hudson) and an increase of $1.8 million in standby letter of credit fees. Income on restricted stock increased $8.3 million due to additional required investments in Federal Reserve Bank stock. Our investment levels in these securities are determined by regulation based on outstanding borrowings in the case of the FHLB and our GAAP equity in the case of the FRB. Mortgage banking services income decreased $3.7 million due to a decrease in originations. Venture capital write-downs were lower than prior year amounts, reflecting the improved performance of our investments in venture capital funds. Miscellaneous other noninterest income increased by $10.5 million in 2006. This income includes a $1.8 million gain on the sale of our bond administration business in June 2006, fees and commissions on our official check program, $2.0 million of income on a total return swap designed to hedge against fair value changes on certain restricted stock units

(this income was offset by $1.8 million of increased compensation expense), $1.9 million received in July 2006 in settlement of a non-solicitation claim and other miscellaneous items.

Noninterest Expense

Table 8 — Noninterest Expense

The following table presents noninterest expense during the periods indicated.

				Change
	Successor	Combined	Predecessor	2006-2005		2005-2004
	2006	2005	2004	Amount	Percent	Amount	Percent

Noninterest expense:
Compensation and employee benefits	$512,871	$408,927	$356,611	$103,944	25%	$52,316	15%
Occupancy	104,952	70,482	63,892	34,470	49%	6,590	10%
Equipment	65,102	51,797	48,480	13,305	26%	3,317	7%
Data processing	61,004	46,020	43,141	14,984	33%	2,879	7%
Advertising and marketing	41,616	30,381	25,550	11,235	37%	4,831	19%
Amortization of identifiable intangible assets	156,145	105,087	8,627	51,058	49%	96,460	NM
Merger and restructuring costs	59,688	42,679	49,635	17,009	40%	(6,956)	(14)%
Prepayment penalties on borrowings	—	6,303	61,546	(6,303)	(100)%	(55,243)	(90)%
Other noninterest expense:
Professional fees	28,030	22,685	21,922	5,345	24%	763	3%
Telephone	17,974	12,998	14,717	4,976	38%	(1,719)	(12)%
Office supplies	13,354	12,741	10,638	613	5%	2,103	20%
Postage and freight	14,813	11,256	10,657	3,557	32%	599	6%
Courier	10,931	6,824	6,326	4,107	60%	498	8%
Miscellaneous loan costs	4,880	5,529	4,930	(649)	(12)%	599	12%
Deposits and other assessments	5,119	4,220	3,756	899	21%	464	12%
Collection and carrying costs of non-performing assets	2,340	2,447	2,717	(107)	(4)%	(270)	(10)%
Miscellaneous	46,141	30,452	31,956	15,689	52%	(1,504)	(5)%

Total other noninterest expense	143,582	109,152	107,619	34,430	32%	1,533	1%

Total	$1,144,960	$870,828	$765,101	$274,132	31%	$105,727	14%

NM = Not meaningful

Compensation and employee benefits expense increased 25% during 2006 due to higher salaries and benefit costs resulting from acquisitions, normal merit increases, expenses associated with restricted stock unit awards granted in 2005 that will be settled in cash and expenses for stock options accounted for under FAS No. 123R, which we adopted on January 1, 2006. We recorded a total of $28.6 million of compensation expense related to stock-based compensations plans in 2006. See Note 25 to the Consolidated Financial Statements included in Item 8. The total number of full-time equivalent employees approximated 8,700 at December 31, 2006 compared to 7,500 at December 31, 2005.

Occupancy expense in 2006 increased $35.5 million or 49%. This increase was due primarily to the cost of additional facilities from acquisitions, including depreciation and higher electricity expense due to rate increases.

Equipment expense increased $13.3 million or 26% in 2006 primarily due to increased costs from acquisitions, depreciation on new equipment purchases and higher equipment maintenance expenses.

Data processing expense increased $15.0 million or 33% during the year ended December 31, 2006 due to additional volumes from acquisitions. Data processing expense also increased due to higher data line charges to support technology upgrades and increased software licensing expense due to higher rates upon renewal.

Advertising and marketing expense increased $11.2 million or 37% in 2006. This increase was primarily due to increases in promotional campaigns for certificates of deposit, as well as the ATM/Bank Freely campaigns in the mid-Atlantic area, corporate sponsorships and a full year of the cost of naming rights to the TD Banknorth Garden in 2006 compared with six months in 2005.

Amortization expense on identifiable intangible assets increased by $51.1 million primarily due to $44.1 million of amortization expense as a result of the acquisition of Hudson on January 31, 2006. We also recorded an additional two months of amortization on intangibles recorded in connection with the March 1, 2005 transaction with The Toronto-Dominion Bank. See Note 10 to the Consolidated Financial Statements included in Item 8 for more information and scheduled amortization.

Merger and restructuring costs increased $17.0 million or 40% in 2006 compared to 2005 primarily due to $31.3 million of costs incurred in connection with our acquisition of Hudson, $12.1 million of costs incurred in the management restructuring, $5.4 million of costs incurred in connection with the going-private transaction with The Toronto-Dominion Bank and $5.4 million of costs incurred in connection with our acquisition of Interchange. For a tabular analysis of our merger and restructuring costs, see Note 12 to the Consolidated Financial Statements included in Item 8.

Prepayment penalties on borrowings decreased by $6.3 million in 2006 because the balance sheet deleveraging in 2005 included the prepayment of $1.2 billion of long-term borrowings.

Other noninterest expense increased $34.4 million or 32% in 2006. This increase was largely due to the acquisition of Hudson in January 2006 and spread across most categories of other noninterest expense.

Discontinued Operations

Discontinued operations reflect losses from subsidiaries engaged in energy operations which were acquired in the Hudson acquisition, which we are actively trying to sell. In May 2006, we divested our interest in United Cogen Fuel LLC. For additional information, see Note 19 to the Consolidated Financial Statements included in Item 8.

Taxes

Table 9 — Income Tax Expense

The following table presents information regarding our income tax expense during the periods indicated.

				Change
	Successor	Combined	Predecessor	2006-2005		2005-2004
	2006	2005	2004	Amount	Percent	Amount	Percent

Income tax expense	$157,190	$142,428	$163,097	$14,762	(10)%	$(20,669)	(13)%

Our effective tax rate was 31.6% in 2006 and 34.2% in 2005. The decrease in the effective tax rate in 2006 was primarily due to reduced state income taxes and increased tax-exempt income. We expect the effective tax rate to be approximately 31% in 2007.

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and intend to appeal them in accordance with administrative procedures. Based on currently available information, audits in process, our assessment of risks and established reserves, we believe that the eventual outcome of existing and potential state tax assessments will not have a material effect on our consolidated financial position, liquidity or results of operations. In view of the inherent difficulty of predicting such matters, there can be no absolute assurance that the outcome of any such assessments will not have an adverse effect on our consolidated results of operations in any future reporting period.

Comprehensive Income

Table 10 — Comprehensive Income

The following table sets forth information regarding our comprehensive income during the periods indicated.

				Change
	Successor	Combined	Predecessor	2006-2005		2005-2004
	2006	2005	2004	Amount	Percent	Amount	Percent

Net income	$339,131	$273,978	$304,643	$65,153	24%	$(30,665)	(10)%
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on securities	(1,785)	(10,627)	(7,231)	8,842	(83)%	(3,396)	(47)%
Net change in deferred and unrealized gains (losses) on cash flow hedges	9,121	(28,665)	146	37,786	NM	(28,811)	NM
Change in minimum pension liability	—	—	(1,079)	—	—	1,079	100%

Comprehensive income	$346,467	$234,686	$296,479	$111,781	48%	$(61,793)	(21)%

NM = Not meaningful

Comprehensive income differed from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 18 in the Consolidated Financial Statements included in Item 8.

Our available for sale investment securities portfolio had net unrealized gains (losses) of ($23.0) million, ($20.2) million and $669 thousand (which on an after-tax basis amounted to ($14.9) million, ($13.2) million and $435 thousand, respectively) at December 31, 2006, 2005 and 2004, respectively. The changes from year to year reflect changes in prevailing interest rates, gains and losses recorded on sales of securities or impairment of securities, and, to a lesser degree, the size of the available for sale investment securities portfolio. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. The change in fair value of our interest-bearing liabilities, which would tend to offset the change in fair value of available for sale securities, is not included in other comprehensive income.

The effect of deferred and unrealized gains (losses) related to cash flow hedges on comprehensive income was a gain of $9.1 million in 2006 and a loss of $28.7 million in 2005. This change primarily related to $2.2 billion of cash flow hedges that were entered into in early 2005 and terminated in December 2005 at a pre-tax loss of $32.5 million. This loss is being amortized as a reduction of interest income on loans over a seven year period based on the pattern of the specific loan cash flows that were originally designated as being hedged (an accelerated method).

Segment Reporting

Our primary business segment is Community Banking, which represents over 92% of our consolidated net income and consolidated assets and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans and leases, commercial real estate loans, residential mortgage loans and a variety of consumer loans. In addition to keeping loans for our own portfolio, we sell residential mortgage loans into the secondary market. We also invest in mortgage-backed securities and securities backed by the United States Government and agencies thereof, as well as other securities. In addition to Community Banking, we have Insurance Agency, Investment Planning and Wealth Management segments, each of which represents less than 5% of our consolidated net income and consolidated assets and in the aggregate represent less than 10% of our consolidated net income and consolidated assets. Our insurance agency business earns commissions on insurance agency activities, our investment planning business earns fees on the sales of mutual funds and third party fixed annuities and our wealth management business reflects fees from wealth management operations.

Table 11 — Business Segment Information

The following tables set forth selected operating data for our business segments in 2006 and 2005.

	Year Ended December 31, 2006 (Successor)
	Community	Insurance	Investment	Wealth
	Banking	Agency	Planning	Management	Total

Net interest income (expense)	$1,185,914	$(362)	$785	$(862)	$1,185,475
Provision for loan and lease losses	44,573	—	—	—	44,573

Net interest income (expense) after provision for loan and lease losses	1,141,341	(362)	785	(862)	1,140,902

Noninterest income	372,344	59,508	20,915	49,276	502,043

Noninterest expense:
Compensation and employee benefits	449,830	32,562	15,137	15,342	512,871
Occupancy and equipment	160,700	5,640	1,300	2,414	170,054
Data processing	57,545	(5)	133	3,331	61,004
Advertising and marketing	40,606	413	177	420	41,616
Amortization of intangibles	155,668	477	—	—	156,145
Merger and restructuring costs	58,615	1,073	—	—	59,688
Other	131,265	5,857	2,221	4,239	143,582

Total noninterest expense	1,054,229	46,017	18,968	25,746	1,144,960

Pre-tax income	$459,456	$13,129	$2,732	$22,668	$497,985

Total assets at December 31, 2006	$39,961,855	$95,159	$8,443	$96,606	$40,162,063

Net interest income and noninterest income as a percent of total income	92.3%	3.5%	1.3%	2.9%	100.0%
Percent of pre-tax income to total pre-tax income	92.3%	2.6%	0.6%	4.6%	100.0%
Percent of assets to total consolidated assets	99.5%	0.2%	0.0%	0.2%	100.0%

	Year Ended December 31, 2005 (Combined)
	Community	Insurance	Investment	Wealth
	Banking	Agency	Planning	Management	Total

Net interest income (expense)	$998,488	$(443)	$381	$(623)	$997,803
Provision for loan and lease losses	17,166	—	—	—	17,166

Net interest income (expense) after provision for loan and lease losses	981,322	(443)	381	(623)	980,637

Noninterest income	192,047	51,882	19,291	43,377	306,597

Noninterest expense:
Compensation and employee benefits	338,677	32,667	14,991	22,592	408,927
Occupancy and equipment	113,793	5,268	1,138	2,080	122,279
Data processing	42,520	501	111	2,888	46,020
Advertising and marketing	29,608	351	110	312	30,381
Amortization of intangibles	104,711	376	—	—	105,087
Merger and consolidation costs	42,589	90	—	—	42,679
Other	104,234	4,671	2,332	4,218	115,455

Total noninterest expense	776,132	43,924	18,682	32,090	870,828

Pre-tax income	$397,237	$7,515	$990	$10,664	$416,406

Total assets at December 31, 2005	$31,926,664	$86,642	$6,566	$75,481	$32,095,353

Net interest income and noninterest income as a percent of total income	91.2%	4.0%	1.5%	3.3%	100.0%
Percent of pre-tax income to total pre-tax income	95.4%	1.8%	0.2%	2.6%	100.0%
Percent of assets to total consolidated assets	99.5%	0.3%	0.0%	0.2%	100.0%

Fourth Quarter Summary

The following table presents operating results for the three months ended December 31, 2006 and 2005.

Table 12 — Fourth Quarter Summary

	Successor
	Three Months Ended December 31,		Change
	2006	2005	Amount		Percent

Condensed Income Statement
Net interest income	$295,134	$243,440	$51,694		21%
Provision for loan and lease losses	15,200	6,000	9,200		153%

Net interest income after loan and lease losses provision	279,934	237,440	42,494		18%
Noninterest income(1)	128,831	60,097	68,734		114%
Noninterest expense	287,821	215,657	72,164		33%

Income before income taxes	120,944	81,880	39,064		48%
Provision for income taxes	35,997	26,315	9,682		37%

Income from continuing operations	84,947	55,565	29,382		53%
Discontinued operations:
Loss from discontinued operations	(3,650)	—	(3,650)		NM
Income tax benefit	2,141	—	2,141		NM

Loss from discontinued operations, net of tax	(1,509)	—	(1,509)		NM

Net income	$83,438	$55,565	$27,873		50%

Per Common Share
Basic earnings per share:
Income from continuing operations	$0.38	$0.32	$0.06		19%
Loss from discontinued operations	$(0.01)	—	$(0.01)		—
Net income	$0.37	$0.32	$0.05		16%
Diluted earnings per share:
Income from continuing operations	$0.37	$0.32	$0.05		16%
Loss from discontinued operations	$(0.01)	—	$(0.01)		—
Net income	$0.36	$0.32	$0.04		13%
Financial Ratios
Return on average assets(2)	0.83%	0.69%	14	bp
Return on average equity (2)	3.99%	3.42%	57	bp
Net interest rate spread (2)	3.40%	3.57%	(17	)bp
Net interest margin (fully-taxable equivalent)(2)	3.95%	3.96%	(1	)bp
Noninterest income as a percent of total income	30.39%	19.80%	1059	bp
Efficiency ratio(3)	67.89%	71.05%	(316	)bp

bp — denotes basis points; 100 bp = 1%

(1)	Noninterest income included net securities losses of $45 million in the fourth quarter of 2005 as part of a balance sheet restructuring program

(2)	Annualized.

(3)	Represents noninterest expense as a percentage of net interest income and noninterest income including net securities gains/losses

Net income for the fourth quarter of 2006 amounted to $83.4 million, or $0.36 per diluted share, as compared to net income of $55.6 million, or $0.32 per diluted share, for the fourth quarter of 2005. The principal reason for the increase was the acquisition of Hudson on January 31, 2006.

Net interest income in the fourth quarter of 2006 increased $51.7 million compared to the fourth quarter of 2005 as a result of an increase in average earning assets resulting from the Hudson acquisition. Net interest income was also impacted by rising short-term interest rates and intense competition for high quality loans and deposits. Average loans comprised 85% and 82% of average earning assets in the fourth quarter of 2006 and 2005, respectively. Average interest-bearing deposits were 86% of interest-bearing liabilities versus 77% in the prior year period. Noninterest-bearing deposits increased 26% period over period. The net interest margin declined by one basis point from 3.96% to 3.95% in the fourth quarter of 2006, as compared to the fourth quarter of 2005 respectively. Quarter over quarter, the weighted average rate on earning assets increased 80 basis points and the weighted average rate paid on interest-bearing liabilities increased 97 basis points mostly due to the rise in short-term interest rates during 2006 and intense competition for deposits.

Our provision for credit losses amounted to $15.5 million for the quarter ended December 31, 2006, as compared to $6.3 million for the quarter ended December 31, 2005 and $14.1 million for the quarter ended September 30, 2006. The increase in provision was due primarily to an increase in net chargeoffs, which amounted to $14.1 million in the three months ended December 31, 2006, as compared to $11.3 million and $11.5 million in the three months ended December 31, 2005 and September 30, 2006, respectively. Total nonperforming assets amounted to $132.4 million at December 31, 2006 as compared to $61.5 million at December 31, 2005 and $93.8 million at September 30, 2006. The increase in nonperforming assets at December 31, 2006 as compared to September 30, 2006 was due primarily to a $24.8 million increase in nonperforming assets associated with commercial real estate mortgages due, in large part, to the downturn in the housing industry.

Despite the increase in nonperforming assets during the quarter ended December 31, 2006, our asset quality ratios remained solid. Our allowance for credit losses to total loans and leases was 1.13% at December 31, 2006 as compared to 1.15% at December 31, 2005 and 1.12% at September 30, 2006. As a percentage of total assets, nonperforming assets amounted to 0.33% at December 31, 2006, as compared to 0.19% at December 31, 2005 and 0.23% at September 30, 2006. Annualized net charge-offs to average loans remained historically low and for the quarter ended December 31, 2006 amounted to 0.22% as compared to 0.22% for the same period a year ago and 0.18% for the quarter ended September 30, 2006.

Noninterest income increased $68.7 million or 114% in the fourth quarter of 2006 primarily due to the acquisition of Hudson and the net securities losses of $45.0 million in the fourth quarter of 2005.

Noninterest expense increased by $72.2 million or 33% in the fourth quarter of 2006, as compared to the fourth quarter of 2005, due to increased operating expenses related to Hudson and increases in the amortization of identifiable intangible assets and merger and restructuring costs. The increase in the amortization of identifiable intangible assets was due to the acquisition of Hudson on January 31, 2006. The increase in merger and restructuring costs was attributable to costs incurred in connection with the pending privatization transaction.

The effective tax rate was 29.8% in the fourth quarter of 2006 compared to 32.1% in the fourth quarter of 2005. The decrease in the tax rate was due primarily to an increase in tax-exempt income. We expect the tax rate to be approximately 31% in 2007.

See Note 31 in the Consolidated Financial Statements included in Item 8 for selected quarterly data for the years ended December 31, 2006 and 2005.

Comparison of 2005 and 2004

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

We reported net income of $274.0 million during 2005, or $1.55 per diluted share, compared with net income of $304.6 million, or $1.75 per diluted share for 2004. Return on average assets was 0.87% in 2005 compared to 1.08% in 2004, and return on average equity was 4.60% in 2005 compared to 10.63% in 2004.

Net interest income on a fully taxable-equivalent basis totaled $1.0 billion during 2005, as compared with $933.7 million in 2004. The $70.6 million, or 8%, increase in 2005 was primarily attributable to the a change in the mix of average earning assets and interest-bearing liabilities resulting from the deleveraging programs during 2005, the acquisition of BostonFed Bancorp Inc. and the benefit of interest rate swap agreements. In 2005, the net interest margin increased 31 basis points to 4.03% from 3.72% in 2004.

The provision for loan and lease losses amounted to $17.2 million in 2005 compared to $40.3 million in 2004. The reduction in the provision for loan and lease losses in 2005 reflected our consistently strong asset quality, loss experience and migration analysis. The ratio of the allowance to nonperforming loans at December 31, 2005 was 381% compared to 322% at December 31, 2004. The allowance for loan and lease losses represented 1.15% of total loans at December 31, 2005 compared to 1.34% at December 31, 2004.

Noninterest income amounted to $306.6 million and $346.0 million in 2005 and 2004, respectively. The $39.4 million decrease was primarily due to changes in net securities gains/losses, which amounted to a loss of $93.1 million in 2005 and $7.7 million in 2004. The loss in 2005 included a $50.4 million loss recorded in connection with the sale of $2.9 billion of securities pursuant to the deleveraging program implemented by us in the first quarter of 2005. Deposit services income grew 19% from 2004 as a result of increased volume, due in part to acquisitions. Merchant and electronic banking income grew 16% due mainly to increases in volume and market share from acquisitions.

Noninterest expense amounted to $870.8 million in 2005 compared with $765.1 million in 2004. The $105.7 million increase was primarily due to a $96.5 million increase in the amortization of identifiable intangible assets resulting from $705 million of incremental identifiable intangible assets recorded in connection with our use of the purchase method to account for The Toronto-Dominion Bank transaction on March 1, 2005. The increase in noninterest expense was also attributable to a $52.3 million increase in compensation and employee benefits expense due to higher salaries and benefit costs resulting from acquisitions, normal merit increase, costs related to management retention agreements entered into in connection with The Toronto-Dominion Bank transaction and expense associated with restricted stock unit awards granted in 2005 that will be settled in cash. These increases were offset in part by a $31.0 million decrease in prepayment penalties on borrowings incurred as part of the deleveraging program in 2004

Our comprehensive income amounted to $234.7 million and $296.5 million during 2005 and 2004, respectively. The $61.8 million decrease was primarily attributable to a $30.7 million decrease in net income and $28.8 million decrease in the net change in deferred and unrealized losses on cash flow hedges. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 18 in the Consolidated Financial Statements included in Item 8.

Financial Condition

Our consolidated total assets increased by $8.1 billion, or 25%, from $32.1 billion at December 31, 2005 to $40.2 billion at December 31, 2006, primarily as a result of our acquisition of Hudson on January 31, 2006, which increased assets by $10.3 billion. A balance sheet deleveraging program implemented coincident with the Hudson acquisition reduced assets by $2.5 billion.

Shareholders’ equity totaled $8.3 billion at December 31, 2006 and $6.5 billion at December 31, 2005, an increase of $1.8 billion. This increase was primarily attributable to the $965 million issuance of common stock for the acquisition of Hudson on January 31, 2006 and the related $942 million sale of common stock to our majority shareholder, The Toronto-Dominion Bank.

Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell amounted to $1.8 billion at December 31, 2006. These investments, which mature in 2007, provide collateral to secure public deposits and borrowings. These investments were largely purchased with proceeds received from the sale of investment securities pursuant to our balance sheet restructuring program. There were no securities purchased under agreements to resell at December 31, 2005.

Investment Securities

We maintain a securities portfolio because it serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds, provides liquidity to meet liquidity requirements and may be used as collateral for public deposits and wholesale funding sources. The average balance of the securities portfolio, which consists of securities available for sale and securities held to maturity, was $3.2 billion in 2006 and $4.9 billion in 2005. The $1.6 million decrease was primarily due to the sale of $2.6 billion of securities in early 2006 in connection with a balance sheet restructuring program. The securities portfolio is held in and managed by Northgroup Asset Management Company, a wholly-owned subsidiary of TD Banknorth, NA, and consists primarily of mortgage-backed securities. Other securities in the portfolio are U.S. Government and federal agency securities, collateralized mortgage obligations, which include securitized residential real estate loans held in a REMIC, asset-backed securities and corporate bonds. With the exception of securitized residential real estate loans held in a REMIC that are classified as held to maturity and carried at cost, all of our securities are classified as available for sale and carried at fair value.

Securities available for sale had an after-tax unrealized loss of $14.9 million and $13.2 million at December 31, 2006 and December 31, 2005, respectively. See Note 6 to the Consolidated Financial Statements included in Item 8. These unrealized losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders’ equity, net of related deferred income taxes. Unrealized losses, net of related deferred income taxes, are a component of “Accumulated Other Comprehensive Income (Loss)” contained in the Consolidated Statements of Changes in Shareholders’ Equity. For additional information, see Note 18 in the Consolidated Financial Statements included in Item 8.

Included in U.S. Government and federal agency securities at December 31, 2006 were $397 million of Federal Home Loan Mortgage Corp. securities. There were no Federal National Mortgage Association securities at December 31, 2006 and 2005. The majority of securities available for sale at December 31, 2006 were rated AAA or equivalently rated. Mortgage-backed securities and collateralized mortgage obligations comprised 60% of the securities available for sale at December 31, 2006 compared to 90% at December 31, 2005. The average yield on securities was 5.21% during 2006, compared to 4.77% during 2005.

Table 13 — Investment Securities

The following table sets forth our investment securities at the dates indicated.

	Successor		Successor		Predecessor
	December 31, 2006		December 31, 2005		December 31, 2004
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total

Securities available for sale:
U.S. Government and federal agencies	$399,360	15.79%	$2,171	0.05%	$528,973	7.86%
Tax-exempt bonds and notes	403,857	15.97%	197,650	4.45%	166,901	2.48%
Other bonds and notes	171,128	6.77%	229,084	5.16%	285,742	4.25%
Mortgage-backed securities	1,460,183	57.74%	3,752,710	84.52%	5,130,478	76.26%
Collateralized mortgage obligations	71,725	2.84%	240,945	5.42%	599,304	8.91%

Total debt securities	2,506,253	99.11%	4,422,560	99.60%	6,711,398	99.76%

Other equity securities	22,611	0.89%	17,552	0.40%	16,456	0.24%

Total securities available for sale	2,528,864	100.00%	4,440,112	100.00%	6,727,854	100.00%
Net unrealized gain (loss)	(22,976)		(20,235)		669

Fair value of securities available for sale	$2,505,888		$4,419,877		$6,728,523

Securities held to maturity:
Collateralized mortgage obligations	$48,457		$64,126		$87,013

Amortized cost of securities held to maturity	$48,457		$64,126		$87,013

Fair value of securities held to maturity	$49,491		$64,487		$87,507

Excess of fair value over recorded value	$1,034		$361		$494

Fair value as a % of amortized cost	102.1%		100.6%		100.6%

Table 14 — Maturities of Debt Securities

The following table sets forth the contractual maturities and fully-taxable equivalent weighted average yields on our debt securities at December 31, 2006. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Successor
	Amortized Cost Maturing in
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		More than 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale:
U.S. Government and federal agencies	$—	—	$399,360	4.85%	$—	—	$—	—	$399,360	4.85%
Tax-exempt bonds and notes	333,154	3.84%	5,387	3.38%	10,957	3.86%	54,361	3.38%	403,859	3.77%
Other bonds and notes	5,351	4.42%	15,482	4.96%	1	4.00%	150,292	6.18%	171,126	6.02%

	338,505		420,229		10,958		204,653		974,345
Mortgage-backed securities(1)	324	3.72%	10,383	4.42%	46,274	4.54%	1,403,202	5.20%	1,460,183	5.17%
Collateralized mortgage obligations(1)	—	—	897	4.86%	—	—	70,828	4.60%	71,725	4.61%

Total	$338,829	3.85%	$431,509	4.82%	$57,232	4.41%	$1,678,683		$2,506,253	4.93%

Held to Maturity:
Collateralized mortgage obligations(1)	$—		$—		$—		$48,457	7.05%	$48,457	7.05%

(1)	For amortizing securities, the entire obligation is included in the maturity category corresponding to the final contractual payment date.

Loans

Total loans and leases (including loans held for sale) averaged $25.2 billion during 2006 compared to $20.0 billion during 2005, an increase of $5.2 billion, or 26%. Excluding acquisitions and purchase accounting adjustments, average loans and leases increased $714 million. Average loans and leases as a percent of average earning assets amounted to 84% and 80% in 2006 and 2005, respectively. The change was primarily due to the Hudson acquisition and the decrease in investment securities as a result of the deleveraging programs in 2006 and 2005.

Table 15 — Composition of Loan and Lease Portfolio

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	Successor		Successor		Predecessor		Predecessor		Predecessor
	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Residential real estate loans	$2,667,448	10.48%	$2,878,323	14.31%	$3,081,217	16.57%	$2,710,483	16.58%	$2,382,197	16.95%
Commercial real estate loans:
Permanent first mortgage loans	7,272,894	28.56%	5,779,662	28.73%	5,297,812	28.49%	4,696,428	28.73%	4,151,674	29.54%
Construction and development loans	1,476,993	5.80%	997,175	4.95%	951,701	5.12%	832,434	5.09%	640,375	4.55%

Total	8,749,887	34.36%	6,776,837	33.68%	6,249,513	33.61%	5,528,862	33.82%	4,792,049	34.09%

Commercial business loans and leases
Commercial business loans	6,414,857	25.19%	4,180,449	20.78%	3,838,366	20.64%	3,188,504	19.51%	2,865,617	20.39%
Commercial business leases	119,935	0.47%	97,599	0.48%	90,228	0.49%	98,590	0.60%	102,857	0.73%

Total	6,534,792	25.66%	4,278,048	21.26%	3,928,594	21.13%	3,287,094	20.11%	2,968,474	21.12%

Consumer loans and leases	7,046,638	27.68%	6,186,519	30.75%	5,333,670	28.69%	4,819,523	29.49%	3,913,288	27.84%
Credit card receivables	462,736	1.82%	—	—	—	—	—	—	—	—

Total loans and leases receivable	$25,461,501	100.00%	$20,119,727	100.00%	$18,592,994	100.00%	$16,345,962	100.00%	$14,056,008	100.00%

Table 16 — Scheduled Contractual Amortization of Certain Loans and Leases at December 31, 2006

The following table sets forth the scheduled contractual amortization of our construction and development loans and commercial business loans and leases at December 31, 2006, as well as the amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

	Commercial
	Real Estate	Commercial
	Construction and	Business Loans
	Development Loans	and Leases	Total

Amounts due:
Within one year	$1,031,177	$3,922,840	$4,954,017
After one year through five years	332,886	1,652,125	1,985,011
Beyond five years	112,930	959,827	1,072,757

Total	$1,476,993	$6,534,792	$8,011,785

Interest rate terms on amounts due after one year:
Fixed	$48,509	$1,290,908	$1,339,417
Adjustable	397,307	1,321,044	1,718,351

Table 17 — Average Loans and Leases

The following table presents average loans and leases during the periods indicated.

	Successor	Successor
	Year Ended	Year Ended
	December 31,	December 31,	Change
	2006	2005	Amount	Percent

Residential real estate mortgages	$2,849,522	$3,439,050	$(589,528)	(17)%
Commercial real estate mortgages	8,628,964	6,662,952	1,966,012	30%
Commercial business loans and leases	6,289,364	4,135,985	2,153,379	52%
Consumer loans and leases	7,088,061	5,810,028	1,278,033	22%
Credit card receivables	380,719	—	380,719	—

Total average loans and leases	$25,236,630	$20,048,015	$5,188,615	26%

Residential real estate loans (including loans held for sale) averaged $2.8 billion and $3.4 billion in 2006 and 2005, respectively, a decrease of $590 million or 17%. Excluding acquisitions and the effects of purchase accounting adjustments, average residential loans decreased approximately $608 million, or 17%, in 2006 primarily due to lower originations due to rising rates. The weighted average yield on residential real estate loans increased from 5.38% to 5.60% during 2005 and 2006, respectively, in part due the repricing of variable-rate loans and the origination of new loans at higher rates.

Mortgage loans held for sale amounted to $19.1 million and $31.4 million at December 31, 2006 and 2005, respectively. We continue to sell substantially all of the conforming residential real estate loans we originate.

Commercial real estate loans averaged $8.6 billion in 2006 and $6.7 billion in 2005, a 30% increase. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial real estate loans increased $873 million, or 11%, during 2006. The weighted average yield on commercial real estate loans during 2006 was 6.94%, as compared to 6.07% in 2005, an increase of 87 basis points. The higher yield reflects the impact of higher prevailing rates, the upward repricing of variable rate loans due to increases in short-term interest rates and the benefit of amortizing the fair value discount recorded on Hudson loans, all of which were in part mitigated by the intensely competitive environment for new loans.

Commercial business loans and leases averaged $6.3 billion in 2006 and $4.1 billion in 2005, an increase of $2.2 billion or 52%. This increase was primarily due to the Hudson acquisition, including the insurance premium financing loans of Flatiron Credit Company, Inc. (“Flatiron”), a Hudson subsidiary. Excluding acquisitions and the effects of purchase accounting adjustments, average commercial business loans and leases increased $110 million or 2% in 2006. The weighted average yield on commercial loans and leases increased to 7.18% in 2006 from 5.96% in 2005. The increase in the yield was primarily due to higher rates on new loans, the upward repricing of variable-rate loans due to increases in short-term interest rates and the benefit of amortizing the fair value discount recorded on Hudson loans.

Consumer loans and leases averaged $7.1 billion in 2006 and $5.8 billion in 2005, an increase of $1.3 billion or 22%. Excluding acquisitions and the effects of purchase accounting adjustments, average consumer loans and leases increased $340 million or 5%. The growth in consumer loans was primarily in home equity loans and indirect auto loans. The weighted average yield on consumer loans and leases increased to 6.47% in 2006 from 5.85% in 2005, resulting from the upward repricing of variable rate loans due to increases in short-term interest rates and the origination of new loans at higher rates.

Credit card receivables averaged $381 million in 2006. We acquired $394 million of credit card receivables as a result of the Hudson acquisition on January 31, 2006. Credit card receivables represent receivables originating from the use of private label credit cards issued on behalf of retailers which offer unsecured sales financing to their customers. The weighted average yield on credit card receivables was 12.23% in 2006, which reflects the higher risk associated with these unsecured loans.

Table 18 — Composition of Consumer Loans and Leases

The following table presents the composition of our consumer loans and leases at the dates indicated.

	Successor		Successor
	December 31, 2006		December 31, 2005		Change
		% of		% of	2006-2005
	Amount	Total	Amount	Total	Amount	Percent

Home equity loans and lines	$4,181,249	59.34%	$3,648,033	58.96%	$533,216	14.62%
Automobile	2,555,083	36.26%	2,020,774	32.66%	534,309	26.44%
Education	77,432	1.10%	202,044	3.27%	(124,612)	(61.68)%
Mobile home	84,200	1.19%	88,519	1.43%	(4,319)	(4.88)%
Other	148,674	2.11%	227,149	3.68%	(78,475)	(34.55)%

Total	$7,046,638	100.00%	$6,186,519	100.00%	$860,119	13.90%

Deposits

Total deposits averaged $26.4 billion during 2006 compared to $20.1 billion during 2005, an increase of $6.3 billion or 31%. This increase was primarily due to the acquisition of Hudson. Certificates of deposits and money market and NOW accounts reflected the largest increases. The ratio of loans to deposits was 94% at December 31, 2006 and 99% at December 31, 2005.

Average interest-bearing deposits of $20.8 billion during 2006 increased $5.1 billion, or 33% over 2005. Excluding acquisitions and the effects of purchase accounting adjustments, average certificates of deposits increased by 10%, while average savings accounts and money market/NOW accounts decreased by 2% in the aggregate. Certificates of deposits increased due to higher rates and special product offerings. The average rates paid on all interest-bearing deposits increased by 124 basis points from 1.46% in 2005 to 2.70% in 2006, reflecting the increase in prevailing interest rates.

Average noninterest-bearing deposits totaled $5.6 billion during 2006, an increase of $1.2 billion, or 26%, from 2005. Excluding acquisitions, average noninterest-bearing deposits decreased $87 million, or 2%.

Included within the deposit categories are government banking deposits, which averaged $4.0 billion in 2006 and $2.0 billion in 2005. Government banking deposits include deposits received from state and local governments, school districts, public colleges/universities, utility districts, public housing authorities and court systems in our market areas. Many of these deposits exceed the FDIC insurance coverage amounts and require us to pledge specific collateral or maintain private insurance.

Table 19 — Change in Average Deposit Balances by Category of Deposit

The following table presents the changes in the average balances of our deposits during the periods indicated.

	Successor	Combined
	Year Ended	Year Ended
	December 31,	December 31,	Change
	2006	2005	Amount	Percent

Interest-bearing deposits:
Money market and NOW accounts	$9,730,922	$8,105,948	$1,624,974	20%
Savings accounts	3,969,130	2,650,297	1,318,833	50%
Certificates of deposit	6,815,269	4,838,189	1,977,080	41%
Brokered deposits	232,861	66,709	166,152	NM
Foreign branch deposits	52,181	—	52,181	NM

Total interest-bearing deposits	20,800,363	15,661,143	5,139,220	33%
Noninterest-bearing deposits	5,585,254	4,420,826	1,164,428	26%

Total average deposits	$26,385,617	$20,081,969	$6,303,648	31%

NM not meaningful

Table 20 — Maturity of Certificates of Deposits of $100,000 or more

The following table presents the scheduled maturities of our certificates of deposits of $100,000 or more at the date indicated.

	Successor
	December 31,
	2006
	Balance	Percent

3 months or less	$1,039,485	36%
Over 3 to 6 months	1,015,938	36%
Over 6 to 12 months	406,893	14%
More than 12 months	411,632	14%

	$2,873,948	100%

Other Funding Sources

We use both short-term and long-term borrowings as funding sources to supplement deposits.

Short-term borrowings include FHLB advances, federal funds purchased, securities sold under agreements to repurchase and borrowings from the U.S. Treasury. Short-term borrowings amounted to $2.2 billion at December 31, 2006 and $3.7 billion at December 31, 2005. See Note 14 to the Consolidated Financial Statements included in Item 8.

At December 31, 2006, we also had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. We did not draw on this line during 2006. We also have additional borrowing capacity as more fully described under “Liquidity” below.

Long-term debt includes FHLB advances, senior notes, subordinated notes, junior subordinated debentures, capital lease obligations and other debt with original maturities greater than one year. Long-term debt amounted to $1.4 billion at December 31, 2006 and $1.2 billion at December 31, 2005. The increase of $185.2 million related to the debt assumed with the acquisition of Hudson in the first quarter of 2006, which was partially offset by payments on borrowings which were called in 2006. See Note 15 to the Consolidated Financial Statements included in Item 8.

At December 31, 2006 and 2005, long-term FHLB borrowings amounted to $69 million and $152 million, respectively. The $83 million reduction resulted primarily from payments on borrowings that were called during 2006. FHLB collateral consists primarily of first mortgage loans secured by single-family properties, certain unencumbered securities and other qualified assets. These borrowings had an average cost of 2.86% during 2006 as compared to 4.50% during 2005.

At December 31, 2006 and 2005, we had outstanding $517 million and $366 million, respectively, of junior subordinated debentures issued by us to affiliated trusts. This increase was attributable to the acquisition of Hudson. See “Capital” below.

At December 31, 2006, our consolidated borrowings included $672 million of subordinated debt as compared to $457 million of subordinated debt at December 31, 2005. This increase was attributable to the acquisition of Hudson. At December 31, 2006, $624 million of our subordinated debt qualified as Tier 2 Capital for regulatory purposes.

Table 21 — Subordinated Debt

The following table presents information on our subordinated debt at December 31, 2006.

	Balance at		Interest	Maturity
Issuance Date	12/31/2006		Rate	Date

September 20, 2005	$231,680	(1)	5.05%	9/20/2022
May 6, 2002	219,881		7.00%	5/6/2012
June 22, 2001	220,313		7.63%	6/15/2011

	$671,874

(1)	Issued Can$270 million and unconditionally guaranteed by The Toronto-Dominion Bank.

At December 31, 2006 and 2005, we had outstanding $149 million of five-year senior notes carrying a fixed rate of 3.75%. These securities, which were issued in April 2003 for general corporate purposes, were rated A3 by Moody’s at December 31, 2006.

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

Table 22 — Contractual Obligations and Commitments

The following table summarizes our contractual cash obligations, other commitments and derivative financial instruments at December 31, 2006.

		Payments Due By Period
		Less than	1-3	4-5	After 5
Contractual Obligations(1)	Total	1 Year	Years	Years	Years

Long-term debt	$1,417,700	$32,402	$181,568	$244,261	$959,469
Capital lease obligations	5,881	330	1,280	1,586	2,685

Total long-term debt	1,423,581	32,732	182,848	245,847	962,154
Operating lease obligations	212,464	41,155	70,108	41,260	59,941
Pension plan contribution(2)	40,000	40,000	—	—	—
Other benefit plan payments — estimated	174,280	12,366	27,324	30,916	103,674
Other vendor obligations(3)	71,542	7,811	6,405	6,696	50,630

Total contractual obligations	$1,921,867	$134,064	$286,685	$324,719	$1,176,399

(1)	Other liabilities are short-term in nature, except for liabilities related to employee benefit plans.

(2)	Funding requirements for pension benefits after 2007 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden.

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1-3	4-5	After 5
Other Commitments	Committed	1 Year	Years	Years	Years

Unused portions on lines of credit	$7,579,553	$2,894,394	$738,248	$424,736	$3,522,175
Standby letters of credit	681,131	173,774	113,707	165,158	228,492
Commercial letters of credit	56,600	36,460	1,436	16,573	2,131
Commitments to originate loans	2,838,485	1,684,821	670,278	152,476	330,910
Other commitments	231,123	20,328	5,103	3,777	201,915

Total commitments	$11,386,892	$4,809,777	$1,528,772	$762,720	$4,285,623

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1-3	4-5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years

Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers(1)	$1,650,649	$14,445	$163,089	$254,701	$1,218,414
Interest rate swaps with dealers(2)	1,650,649	14,445	163,089	254,701	1,218,414
Interest rate caps with commercial borrowers	48,411	—	24,680	4,163	19,568
Interest rate caps with dealers	48,411	—	24,680	4,163	19,568
Cross currency swap(3)	228,620	—	—	—	228,620
Total return swap(4)	20,031	—	20,031	—	—
Interest rate swaps	1,120,000	700,000	75,000	—	345,000
Interest rate floors purchased	2,000,000	—	2,000,000	—	—
Interest rate floors written	(2,000,000)	—	(2,000,000)	—	—
Forward commitments to sell loans	15,958	15,958	—	—	—
Foreign currency rate contracts(5):
Forward contracts with customers	125,121	74,119	49,151	1,851	—
Forward contracts with dealers	125,121	74,119	49,151	1,851	—
Foreign exchange options:
Options with customers	1,410	1,410	—	—	—
Options with dealers	1,410	1,410	—	—	—
Rate-locked loan commitments	6,439	6,439	—	—	—

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swap on subordinated debt issued in Canadian dollars in September 2005.

(4)	Swap to hedge restricted stock units tied to the price of The Toronto-Dominion Bank common shares.

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

Table 23 — Composition of Loans and Leases

The following table presents the composition of our loan and lease portfolio at the dates indicated.

	Successor			Successor
	December 31, 2006			December 31, 2005
		Percent	Percent		Percent	Percent
	Amount	of Loans	Nonperforming	Amount	of Loans	Nonperforming

Residential real estate loans	$2,667,448	10%	0.51%	$2,878,323	14%	0.28%
Commercial real estate loans	8,749,887	34%	0.61%	6,776,837	34%	0.37%
Commercial business loans and leases	6,534,792	26%	0.81%	4,278,048	21%	0.47%
Consumer loans and leases	7,046,638	28%	0.17%	6,186,519	31%	0.12%
Credit card receivables	462,736	2%	—	—	—	—

	$25,461,501	100%	0.52%	$20,119,727	100%	0.30%

Our residential real estate loans are generally secured by single-family homes (one-to-four units) and have a maximum loan to value ratio of 80%, unless the excess is protected by mortgage insurance.

Our commercial real estate loan portfolio consists primarily of loans secured by income-producing commercial real estate (including office and industrial buildings), service industry real estate (including hotels and health care facilities), multi-family (over four units) residential properties and retail trade real estate. At December 31, 2006 and 2005, these loans generally were secured by properties located in the New England states, Pennsylvania, New Jersey and New York. Commercial real estate loans are generally diversified among various property types with somewhat higher concentrations in multi-family residential, office and industrial buildings and retail properties.

Our commercial business loan and leases generally are made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England, New Jersey, New York and Pennsylvania. Commercial business loans consist primarily of loans secured by various equipment, machinery and other corporate assets, as well as loans to provide working capital to businesses in the form of lines of credit. At December 31, 2006, commercial loans also included $349.5 million of loans to finance insurance premiums, which are offered by Flatiron, a subsidiary acquired in the Hudson acquisition in January 2006. Through a subsidiary, we also offer direct equipment leases, which amounted to $119.1 million at December 31, 2006. From time to time we purchase participations in syndicated commercial loans. At December 31, 2006, we had $721 million of outstanding participations in syndicated commercial loans and $757 million of unfunded commitments related to these participations.

Consumer loans and leases consist primarily of home equity lines and loans and indirect automobile loans. See Table 18 for a breakdown of our consumer loan and lease portfolio by type of loan and lease at December 31, 2006 and 2005.

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned, repossessed assets and certain securities available for sale. Total nonperforming assets as a percentage of total assets amounted to 0.33% at December 31, 2006 and 0.19% at December 31, 2005. Total nonperforming assets as a percentage of total loans and other nonperforming assets amounted to 0.52% and 0.31% at December 31, 2006 and 2005, respectively. On a dollar basis, our nonperforming assets increased to $132.4 million at December 31, 2006 from $61.5 million at December 31, 2005. The increase at December 31, 2006 compared to December 31, 2005 was primarily due to nonperforming assets acquired from Hudson and the softening of the residential construction real estate market.

Table 24 — Five-Year Schedule of Nonperforming Assets

The following table presents a summary of our nonperforming assets at the dates indicated.

	Successor	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Nonaccrual loans
Residential real estate loans	$13,607	$7,970	$7,846	$7,157	$5,781
Commercial real estate loans(1)	53,345	25,219	29,948	19,700	17,649
Commercial business loans and leases(2)	52,758	20,211	32,421	24,412	32,693
Consumer loans and leases	11,667	7,165	7,344	8,493	9,194

Total nonaccrual loans and leases	131,377	60,565	77,559	59,762	65,317
Other nonperforming assets:
Other real estate owned, net of related reserves	397	234	1,878	529	100
Repossessions, net of related reserves	617	736	1,666	2,812	3,536

Total	1,014	970	3,544	3,341	3,636

Total nonperforming assets	$132,391	$61,535	$81,103	$63,103	$68,953

Accruing loans 90 days or more overdue:
Credit card receivables	$8,486	$—	$—	$—	$—
Other loans	8,211	6,887	5,254	4,915	3,373

Total accruing loans and leases 90 days or more overdue	$16,697	$6,887	$5,254	$4,915	$3,373

Total nonperforming loans as a percentage of total loans and leases(3)	0.52%	0.30%	0.42%	0.37%	0.46%
Total nonperforming assets as a percentage of total assets	0.33%	0.19%	0.28%	0.24%	0.29%
Total nonperforming assets as a percentage of total loans and leases(3) and other nonperforming assets	0.52%	0.31%	0.44%	0.39%	0.49%

(1)	In connection with the accounting for The Toronto-Dominion Bank’s acquisition of a majority interest in us, as of March 1, 2005, specific reserves of $5.9 million were applied to reduce the individual loan balances on impaired commercial real estate loans.

(2)	In connection with the accounting for The Toronto-Dominion Bank’s acquisition of a majority interest in us, as of March 1, 2005, specific reserves of $14.5 million were applied to reduce the individual loan balances on impaired commercial business loans and leases.

(3)	Total loans and leases exclude residential real estate loans held for sale.

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

Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Credit card receivables are charged-off upon reaching 180 days past due. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due, unless secured by sufficient cash or other assets immediately convertible to cash, on nonaccrual status. At December 31, 2006, we had $16.7 million of accruing loans which were 90 days or more delinquent, as compared to $6.9 million of such loans at December 31, 2005. The $9.8 million increase from December 31, 2005 was primarily attributable to credit card receivables acquired from Hudson. We also may place on nonaccrual and, therefore, nonperforming status loans which are currently less than 90 days past due or performing in accordance with their terms but which in our judgment are likely to present future principal and/or interest repayment problems and which thus ultimately would be classified as nonperforming.

Net Charge-offs

Net charge-offs amounted to $40.5 million in 2006, as compared to $31.3 million in 2005. The increase was largely due to $13.4 million of net charge-offs on credit card receivables and a $3.0 million increase in net charge-offs on commercial business loans and leases compared to 2005. Credit card receivables were acquired from Hudson in the first quarter of 2006. Net charge-offs represented 0.16% of average loans and leases outstanding in each of 2006 and 2005, respectively.

Table 25 — Five-Year Table of Activity in the Allowance for Loan and Lease Losses

The following table presents net charge-offs by loan type and the activity in the allowance for loan and lease losses during the periods indicated.

	Successor	Combined	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Allowance at the beginning of period	$223,030	$243,152	$232,287	$208,273	$189,837
Additions due to acquisitions	52,563	14,494	13,665	19,008	12,794
Charge-offs:
Residential real estate mortgages(1)	244	263	613	197	(138)
Commercial real estate mortgages	2,260	8,193	17	577	1,290
Commercial business loans and leases	14,351	11,351	20,159	16,272	24,455
Consumer loans and leases	27,966	27,247	29,898	32,563	26,395
Credit card receivables	17,019	—	—	—	—

Total loans and leases charged off	61,840	47,054	50,687	49,609	52,002

Recoveries:
Residential real estate mortgages	281	255	2,741	64	122
Commercial real estate mortgages	1,308	2,929	54	1,761	117
Commercial business loans and leases	7,710	6,615	6,452	6,367	8,972
Consumer loans and leases	8,391	5,908	4,900	4,122	4,119
Credit card receivables	3,622	—	—	—	—

Total loans and leases recovered	21,312	15,707	14,147	12,314	13,330

Net charge-offs	40,528	31,347	36,540	37,295	38,672
Transfer for off-balance sheet loan commitments(2)	—	—	(6,600)	—	—
Provision for loan and lease losses	44,573	17,166	40,340	42,301	44,314
Specific reserves applied to reduce impaired loan carrying values(3)	—	(20,435)	—	—	—

Allowance for loan and lease losses at the end of the period(2)	$279,638	$223,030	$243,152	$232,287	$208,273

Total allowance for credit losses:
Allowance for loan and lease losses	$279,638	$223,030	$243,152
Liability for unfunded credit commitments(2)	9,107	7,907	6,600

Total allowance for credit losses	$288,745	$230,937	$249,752

Ratio of net charge-offs to average loans and leases outstanding(4)	0.16%	0.16%	0.21%	0.24%	0.29%
Ratio of allowance for credit losses to total portfolio loans and leases at end of period(2)	1.13%	1.15%	1.34%	1.42%	1.48%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	219.78%	381.30%	322.02%	388.69%	318.86%
Ratio of net chargeoffs (recoveries) as a percent of outstanding average loans and leases(4)
Residential real estate mortgages	0.00%	0.00%	(0.07)%	0.00%	(0.01)%
Commercial real estate mortgages	0.01%	0.08%	0.00%	(0.02)%	0.03%
Commercial business loans and leases	0.11%	0.11%	0.37%	0.31%	0.58%
Consumer loans and leases	0.28%	0.37%	0.49%	0.64%	0.61%
Credit card receivables	3.52%	0.00%	0.00%	0.00%	0.00%
Total portfolio loans and leases at end of period(4)	$25,461,500	$20,119,727	$18,592,994	$16,345,962	$14,056,008
Total nonperforming loans and leases at end of period	131,377	60,565	77,559	59,762	65,317
Average loans and leases outstanding during the period(4)	25,217,139	19,883,870	17,697,737	15,574,078	13,182,785

(1)	Prior to 2005, residential real estate charge-offs included estimates of charge-offs and reversals of prior period estimates, which may result in negative charge-offs.

(2)	During 2004, we reclassified the portion of our allowance for loan and lease losses related to unfunded credit commitments to a separate liability account.

(3)	In connection with The Toronto-Dominion Bank’s acquisition of a majority interest in us, $20.4 million of the allowance for loan and lease losses related to impaired commercial loans was applied to reduce the carrying values of impaired commercial loans in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

(4)	Excludes residential real estate loans held for sale.

Table 26 — Foregone Interest

The following table presents the amount of foregone interest on nonperforming loans during the periods indicated.

	Successor	Combined	Predecessor
	2006	2005	2004

Interest income that would have been recognized at original contractual terms	$13,454	$7,074	$7,424
Amount recognized as interest income on a cash basis	(6,943)	(2,785)	(3,291)

Foregone interest	$6,511	$4,289	$4,133

Potential Problem Loans

In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $302 million at December 31, 2006 and $153 million at December 31, 2005. The $149 million increase from December 31, 2005 was primarily due to the acquisition of Hudson. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.

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

The allowance for loan and lease losses amounted to $279.6 million at December 31, 2006, as compared to $223.0 million at December 31, 2005. The $56.6 million increase was primarily attributable to $52.6 million of general reserves from Hudson. The ratio of the allowance for credit losses to total portfolio loans and leases at December 31, 2006 and 2005 was 1.13% and 1.15%, respectively. The ratio of the allowance for credit losses to nonperforming loans was 220% at December 31, 2006 and 381% at December 31, 2005. Nonperforming assets amounted to $132.4 million, or 0.33% of total assets, at December 31, 2006 as compared to $61.5 million, or 0.19% of total assets at December 31, 2005.

Table 27 — Allocation of the Allowance for Loan and Lease Losses — Five-Year Schedule

The following table sets forth our allocation of the allowance for loan and lease losses at the dates indicated.

	Successor		Successor		Predecessor		Predecessor		Predecessor
	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Residential real estate loans	$6,873	10.48%	$6,112	14.31%	$6,705	16.57%	$6,850	16.58%	$5,800	16.95%
Commercial real estate loans	131,258	34.37%	114,220	33.68%	103,530	33.61%	115,333	33.82%	102,294	34.09%
Commercial business loans and leases	70,480	25.66%	55,642	21.26%	87,483	21.13%	70,383	20.11%	63,940	21.12%
Consumer loans and leases	47,158	27.67%	47,056	30.75%	45,434	28.69%	39,721	29.49%	36,239	27.84%
Credit card receivables	23,869	1.82%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

	$279,638	100.00%	$223,030	100.00%	$243,152	100.00%	$232,287	100.00%	$208,273	100.00%

Table 28 — Composition of Allowance for Loan and Lease Losses

The following table presents the amount of the allowance for loan and lease losses which is attributable to specifically evaluated loans and all other loans by loan type on a pooled basis.

	Successor	Successor	Predecessor
	December 31,	December 31,	December 31,
	2006	2005	2004

Residential real estate loans	$6,873	$6,112	$6,705
Specifically evaluated commercial real estate and commercial business loans and leases	131,258	7,281	44,671
Other commercial real estate and commercial business loans and leases	70,480	162,581	146,342
Consumer loans and leases	47,158	47,056	45,434
Credit card receivables	23,869	—	—

	$279,638	$223,030	$243,152

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

Table 29 — Economic Value at Risk

The following table represents the impact on our base tangible equity of a parallel 100 basis point change in market rates at December 31, 2006 and December 31, 2005 and the related policy limits at the same dates.

	December 31, 2006		December 31, 2005(1)
	$ Change	% Change	$ Change	% Change

100 basis point rate increase	$(5,389)	(0.30)%	$20,150	1.21%
100 basis point rate decrease	(23,043)	(1.10)%	(50,700)	(3.05)%
Policy limit	(64,000)	(3.00)%	(50,000)	(3.00)%

(1)	Provided for comparison only. New method adopted in 2006.

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

All EVaR and EaR measures were within compliance guidelines at December 31, 2006.

Derivative Instruments

Purpose and Benefits

Derivative financial instruments are important tools that we use to manage interest rate risk, and to a lesser degree, currency risk (related to the Canadian denominated subordinated debt issuance by TD Banknorth, NA in September 2005), and price risk (related to restricted stock unit awards based on the price of The Toronto-Dominion Bank common shares granted by us in March 2005.)

In 2006, we purchased a $2 billion interest rate floor contract with an initial term of three years that will pay us interest for the difference between the one-month LIBOR rate (if below the strike rate) and the targeted strike rate. This derivative was designed to protect the interest cash flows on $2 billion of our LIBOR-indexed loan portfolio should the one-month LIBOR rate drop below the contract strike rate. Because certain operational reports were not available, this derivative did not meet the hedge accounting requirements of FAS 133 and therefore is marked to market through earnings. To mitigate potential earnings volatility, we sold a matching $2 billion LIBOR indexed interest rate floor contract in December 2006 that offsets the speculative floor.

Table 30 — Derivative Positions

The following table shows our derivative positions at December 31, 2006 scheduled by maturity.

Asset-Liability Management Positions

	Notional Amount Maturing						Fair
December 31, 2006 (Successor)	2007	2008	2009	2010	Thereafter	Total	Value

Cross currency swap(1)	$—	$—	$—	$—	$228,620	$228,620	$7,881
Total return swap(2)	—	20,031	—	—	—	20,031	3,106
Interest rate swaps	700,000	45,000	30,000	—	345,000	1,120,000	(822)
Interest rate floors purchased	—	—	2,000,000	—	—	2,000,000	2,634
Interest rate floors written	—	—	(2,000,000)	—	—	(2,000,000)	(2,634)
Forward commitments to sell loans	15,598	—	—	—	—	15,598	—

Customer-related Positions

	Notional Amount Maturing						Fair
December 31, 2006 (Successor)	2007	2008	2009	2010	Thereafter	Total	Value

Interest rate contracts:
Receive fixed, pay variable	$14,445	$87,932	$99,836	$125,701	$1,371,147	$1,699,061	$6,188
Pay fixed, receive variable	14,445	87,932	99,836	125,701	1,371,147	1,699,061	(6,188)
Foreign currency rate contracts:
Forward contracts with customers	74,119	42,077	7,074	1,851	—	125,121	33
Forward contracts with dealers	74,119	42,077	7,074	1,851	—	125,121	(33)
Foreign exchange options to purchase	1,410	—	—	—	—	1,410	6
Foreign exchange options to sell	1,410	—	—	—	—	1,410	(6)
Rate-locked loan commitments(3)	6,439	—	—	—	—	6,439	7

(1)	Swap on subordinated debt issued in Canadian dollars in September 2005.

(2)	Swap to hedge restricted stock units tied to the price of The Toronto-Dominion Bank common shares.

(3)	No value has been assigned to potential mortgage servicing rights related to rate-locked loan commitments.

Customer-related Positions

Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under FAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the year ended December 31, 2006, we recorded a total notional amount of $542.8 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 30 include both the customer and offsetting dealer transactions.

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

On a parent company-only basis, our commitments and debt service requirements at December 31, 2006 consisted primarily of $517.4 million of junior subordinated debentures issued by us or acquired entities to affiliated trusts and $150 million of 3.75% senior notes due May 1, 2008. The junior subordinated debentures were issued by us or acquired entities to twelve affiliated trusts in connection with their issuance of capital securities to unaffiliated parties. These obligations mature starting in 2027 and had coupon interest rates ranging from 6.45% to 11.30% at December 31, 2006. At the same date, annual debt service payments on these borrowings amounted to approximately $47.9 million. See “Capital” and Note 15 to the Consolidated Financial Statements included in Item 8.

The principal sources of funds for us to meet parent-only obligations are dividends from TD Banknorth, NA, which are subject to regulatory limitations, income from investment securities and borrowings from public and private sources, including draws on our $110 million unsecured line of credit which is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. At December 31, 2006, TD Banknorth, NA had $187.8 million available for dividends that could be paid without prior regulatory approval. In addition, the parent company had $522.5 million in cash or cash equivalents at December 31, 2006. See also “Financial Condition — Other Funding Sources” above. For information on restrictions on the payment of dividends by TD Banknorth, NA, see Note 17 to the Consolidated Financial Statements included in Item 8.

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

In addition to traditional retail deposits, TD Banknorth, NA has various other liquidity sources, including proceeds from maturing securities and loans, the sale of securities, asset securitizations and borrowed funds such as FHLB advances, reverse repurchase agreements and brokered deposits. TD Banknorth, NA also has been approved to purchase $2.5 billion of Federal Funds with The Toronto-Dominion Bank at the Federal Funds market rate.

We continually monitor and forecast our liquidity position. There are several interdependent methods used by us for this purpose, including daily review of fed funds positions, monthly review of balance sheet changes, monthly review of liquidity ratios, periodic liquidity forecasts and periodic review of contingent funding plans.

At December 31, 2006, TD Banknorth, NA had in the aggregate $11.5 billion of currently accessible liquidity through collateralized and unsecured borrowings, inclusive of a $2.5 billion of Federal Funds from The Toronto-Dominion Bank, or security sales. This represented 43% of retail deposits, as compared to a policy minimum of 10% of deposits.

Also at December 31, 2006, TD Banknorth, NA had in the aggregate potentially volatile funds of $6.4 billion. These are funds that might flow out of TD Banknorth, NA over a 90-day period in an adverse environment. Management estimates this figure by applying adverse probabilities to its various credit-sensitive and economically-sensitive funding sources.

At December 31, 2006, the ratio of currently accessible liquidity to potentially volatile funds was 181%, compared to a policy minimum of 100%.

In addition to the liquidity sources discussed above, we believe that our residential and consumer loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales or securitizations. We believe we also have significant untapped access to the national brokered deposit market. These sources are contemplated as secondary liquidity in our contingent funding plan. We believe that the level of liquidity is sufficient to meet current and future funding requirements. For additional information regarding off-balance sheet risks and commitments, see Note 23 to the Consolidated Financial Statements included in Item 8.

Capital

We are committed to managing capital for shareholder benefit and maintaining protection for depositors and creditors. At December 31, 2006 and 2005, our shareholders’ equity totaled $8.3 billion and $6.5 billion, respectively, or 20.72% and 20.20% of total assets, respectively.

The $1.8 billion increase in shareholders’ equity was primarily attributable to $965.4 million of equity resulting from our issuance of common stock in connection with the acquisition of Hudson on January 31, 2006 and the related sale of our common stock to our majority shareholder, The Toronto-Dominion Bank, for $941.8 million, and to a lesser extent to the $346.5 million of comprehensive income during 2006. These increases were offset in part by $255.5 million of stock repurchases and $201.4 million in dividends to our shareholders during 2006.

We repurchased 8.5 million shares of our common stock at an aggregate cost of $255.5 million, or an average of $30.06 per share, during February 2006. We have 2 million shares remaining authorized for repurchase under our repurchase program.

Capital guidelines issued by the Federal Reserve Board require us to maintain certain ratios. We maintain capital ratios to exceed “well capitalized” capital levels in accordance with capital guidelines approved by our board of directors. Our Tier 1 Capital, as defined by the Federal Reserve Board, was $2.4 billion or 7.20% of average assets at December 31, 2006, compared to $1.9 billion or 7.07% of average assets at December 31, 2005. We also are required to maintain capital ratios based on the level or our assets, as adjusted to reflect their perceived level of risk. Our regulatory capital ratios currently exceed all applicable requirements. See Note 16 to Consolidated Financial Statements included in Item 8.

TD Banknorth, NA is also subject to federal regulatory capital requirements. At December 31, 2006, TD Banknorth, NA was deemed to be “well capitalized” under the regulations of the Office of the Comptroller of Currency of the United States and in compliance with applicable capital requirements. See Note 16 to the Consolidated Financial Statements included in Item 8.

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

At December 31, 2006, we had twelve affiliated trusts which have sold capital securities to unaffiliated parties and invested the proceeds from the sale thereof in junior subordinated debentures issued by us or a company acquired by us. All of the proceeds from the issuance of the capital securities and the common securities issued by the trusts are invested in our junior subordinated debentures, which represent the sole assets of the trusts. The capital securities pay cumulative cash distributions quarterly at the same rate as the junior subordinated debentures held by the trusts. We own all of the outstanding common securities of the trusts and effectively are the guarantor of the obligations of the trusts.

Table 31 — Capital Securities

The following table provides information on each of our affiliated trusts and the outstanding capital securities of such trusts and the related junior subordinated debentures issued by us at December 31, 2006.

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call
Name	Date	Securities	Securities	Debentures(1)	Rate	Date	Date

CCBT Statutory Trust I	7/31/2001	$5,000	155	5,155	8.96%	7/31/2031	1/31/2007
Peoples Heritage Capital Trust I	1/31/1997	63,775	$3,093	$66,868	9.06%	2/1/2027	2/1/2007
HUBCO Capital Trust I	1/31/1997	45,000	1,547	46,547	8.98%	2/1/2027	2/1/2007
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027	5/1/2007
Hudson United Capital Trust I	3/31/2003	20,000	619	20,619	6.85%	4/15/2033	4/15/2008
Hudson United Capital Trust II	3/28/2003	15,000	464	15,464	6.45%	4/10/2033	4/24/2008
HUBCO Capital Trust II	6/19/1998	50,000	1,547	51,547	7.65%	6/15/2028	6/15/2008
Hudson United Statutory Trust I	3/17/2004	20,000	619	20,619	8.15%	3/17/2034	3/17/2009
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/19/2010
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011

		$482,275	$16,257	498,532

Unamortized fair value adjustment				18,858

				$517,390

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

At December 31, 2006, trust preferred securities amounted to 21.6% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2009, TD Banknorth Inc. is currently in compliance with the stricter quantitative and qualitative standards.

At December 31, 2006, our consolidated borrowings included $672 million of subordinated notes due in 2007 through 2022, of which $628 million qualify as Tier 2 capital for regulatory purposes.

Banking regulators have also established guidelines as to the level of investments in BOLI. These guidelines are expressed in terms of a percentage of Tier 1 capital plus loan loss reserves. Our guideline (which is consistent with regulatory guidelines) is that BOLI should not exceed 25% of our Tier 1 capital plus loan loss reserves, which we monitor monthly. The ratio of BOLI to Tier 1 capital plus loan loss reserves increased to 29.5% at December 31, 2006 as compared to 26.7% at December 31, 2005, due to $186.9 million of BOLI from Hudson.

In June 2004, the Basel Committee on Banking Supervision released the final version of its risk-based capital adequacy framework for large, internationally-active banking organizations, known as the Basel II accord. Although we are not a large internationally-active banking organization, our majority shareholder The Toronto-Dominion Bank is and thus subject to Basel II. We and The Toronto-Dominion Bank are working with Canadian banking regulators to determine the requirements, if any, that the application of the Basel II accord at The Toronto-Dominion Bank will have on us.

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

Allowance for Loan and Lease Losses

We maintain an allowance for loan and lease losses at a level which we believe is sufficient to cover potential charge-offs on loans and leases deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, nonperforming loan trends, portfolio migration data and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions for loan and lease losses, which are established and charged to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan and lease losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan and lease portfolio are susceptible to change as a result of changes in the factors noted above. Any such increases would adversely affect our results of operations. At December 31, 2006, our allowance for loan and lease losses amounted to $279.6 million, and during 2006, 2005, and 2004 our provisions for loan and lease losses amounted to $44.6 million, $17.2 million, and $40.3 million, respectively. See also “Credit Risk Management” above.

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

Accounting for Acquisitions and Review of Goodwill and Other Intangible Assets

In connection with acquisitions of other companies, we generally record as assets on our financial statements both goodwill and identifiable intangible assets such as core deposits intangibles, customer relationship intangibles and customer lists. Due to a change in an accounting standard, since January 1, 2002 we no longer amortize the amount of our goodwill through a charge to expense over the period of its expected life. Instead, we regularly evaluate whether the carrying value of our goodwill has become impaired, in which case we reduce its carrying value through a charge to our earnings. Goodwill is evaluated annually for impairment at the reporting unit level, and there is goodwill recorded in all reporting units. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates which we use to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives would adversely affect our results of operations. At December 31, 2006, our goodwill and identifiable intangible assets amounted to $6.0 billion and $728 million, respectively, and during 2006, 2005 and 2004 our amortization expense amounted to $156.1 million, $105.1 million and $8.6 million, respectively. There was no impairment recorded in 2006, 2005 or 2004.

Accounting for Pension Plans

We use a December 31 measurement date to determine our pension expense and related financial disclosure information. We use the Citigroup Pension Discount Curve and Liability Index to help develop a single discount rate. In developing the discount rate or rates used for our plans, we apply each plan’s expected cash flow to the interest rates provided in the Discount Curve as of December 31 to develop a single equivalent discount rate. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the plan’s asset allocation and other factors. As a consequence of our most recent annual review, we increased the discount rate for all of our employee benefit plans from 5.50% as of December 31, 2005 to 5.75% as of December 31, 2006. Our expected rate of return on our pension plan assets was 8.5% for 2006 and is the same for 2007.

Pension expense is sensitive to changes in the discount rate. For example, adjusting the discount rate by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2007 expense for our defined benefit plan by approximately $865 thousand.

Pension expense is also sensitive to changes in the expected return on assets. For example, adjusting the expected rate of return by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2007 expense for our defined benefit plan by approximately $900 thousand.

As with the computations on pension expense, cash contribution requirements to the pension plan are sensitive to changes in pension legislation, changes in the assumed discount rate and the assumed rate of return on plan assets. We have traditionally contributed the maximum tax-deductible amount to our pension plan each year. Because we ordinarily make pension contributions well in excess of amounts required under both prior pension law and under the 2006 Pension Protection Act, we do not anticipate that the Act will have any material impact on our liquidity or resources.

Accrued Income Taxes

We estimate income taxes payable based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 11 to the Consolidated Financial Statements. Accrued income taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. We also rely on tax opinions, recent state audits and historical experience. Although we use available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing our overall tax position.

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

Item 8.	Financial Statements and Supplementary Data

TD BANKNORTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	December 31,	December 31,
	2006	2005
	(In thousands, except share data)

Assets
Cash and due from banks	$906,553	$758,751
Federal funds sold and other short-term investments	471,028	10,507
Securities purchased under agreements to resell	1,789,766	—
Securities available for sale, at market value	2,505,888	4,419,877
Securities held to maturity (fair value of $49,491 in 2006 and $64,487 in 2005	48,457	64,126
Loans held for sale (fair value $19,135 in 2006 and $31,540 in 2005)	19,112	31,398
Loans and leases:
Residential real estate mortgages	2,667,448	2,878,323
Commercial real estate mortgages	8,749,887	6,776,837
Commercial business loans and leases	6,534,792	4,278,048
Consumer loans and leases	7,046,638	6,186,519
Credit card receivables	462,736	—

Total loans and leases	25,461,501	20,119,727
Less: Allowance for loan and lease losses	279,638	223,030

Net loans and leases	25,181,863	19,896,697

Premises and equipment, net	486,143	331,912
Goodwill	6,022,534	4,547,604
Identifiable intangible assets	727,596	668,365
Bank-owned life insurance	791,489	572,847
Other assets	1,208,656	793,269

Total assets	$40,159,085	$32,095,353

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$3,685,872	$2,653,233
Money market and NOW accounts	9,654,755	7,819,812
Certificates of deposit	7,393,218	5,132,117
Brokered deposits	227,545	63,953
Deposits in foreign office — interest bearing	153,237	—
Noninterest-bearing deposits	5,890,139	4,603,533

Total deposits	27,004,766	20,272,648
Short-term borrowings	2,223,512	3,685,540
Long-term debt	1,423,581	1,238,430
Deferred tax liability on identifiable intangible assets	286,069	261,932
Other liabilities	899,112	152,930

Total liabilities	31,837,040	25,611,480

Commitments and contingencies
Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued — 250,910,577 in 2006 and 188,426,630 in 2005)	2,509	1,884
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2006 and 2005)	—	—
Paid-in capital	8,743,938	6,833,677
Retained earnings	290,185	152,494
Unearned compensation	—	(1,131)
Treasury stock, at cost (22,030,878 shares in 2006 and 14,761,415
shares in 2005)	(686,073)	(469,010)
Accumulated other comprehensive loss	(28,514)	(34,041)

Total shareholders’ equity	8,322,045	6,483,873

Total liabilities and shareholders’ equity	$40,159,085	$32,095,353

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2006	2005	2005	2004
	(In thousands, except per share data)

Interest and dividend income:
Interest and fees on loans and leases	$1,705,452	$993,584	$176,949	$933,833
Interest and dividends on securities	251,429	178,976	51,183	317,015

Total interest and dividend income	1,956,881	1,172,560	228,132	1,250,848

Interest expense:
Interest on deposits	562,019	197,902	30,694	161,004
Interest on borrowed funds	209,387	141,639	32,654	162,619

Total interest expense	771,406	339,541	63,348	323,623

Net interest income	1,185,475	833,019	164,784	927,225
Provision for loan and lease losses	44,573	16,097	1,069	40,340

Net interest income after provision
for loan and lease losses	1,140,902	816,922	163,715	886,885

Noninterest income:
Deposit services	168,779	111,270	18,359	109,321
Insurance agency commissions	55,486	42,259	8,252	50,311
Merchant and electronic banking income, net	68,556	51,152	7,751	50,564
Wealth management services	45,630	35,224	6,959	39,788
Bank-owned life insurance	32,078	20,038	4,169	23,282
Investment planning services	20,916	16,477	2,815	19,418
Net securities gains (losses)	623	(46,522)	(46,548)	(7,701)
Loans held for sale — lower of cost or market adjustment	—	386	(7,500)	—
Change in unrealized loss on derivatives	—	5,943	—	—
Other noninterest income	109,975	67,009	9,104	60,973

	502,043	303,236	3,361	345,956

Noninterest expense:
Compensation and employee benefits	512,871	340,950	67,977	356,611
Occupancy	104,952	59,071	11,411	63,892
Equipment	65,102	43,357	8,440	48,480
Data processing	61,004	38,787	7,233	43,141
Advertising and marketing	41,616	26,008	4,373	25,550
Amortization of identifiable intangible assets	156,145	103,526	1,561	8,627
Merger and restructuring costs	59,688	15,415	27,264	49,635
Prepayment penalties on borrowings	—	3	6,300	61,546
Other noninterest expense	143,582	93,265	15,887	107,619

	1,144,960	720,382	150,446	765,101

Income before income tax expense	497,985	399,776	16,630	467,740
Provision for income taxes	157,190	136,246	6,182	163,097

Income from continuing operations	340,795	263,530	10,448	304,643

Discontinued operations
Loss from discontinued operations	(8,173)	—	—	—
Income tax benefit	6,509	—	—	—

Loss from discontinued operations, net of tax	(1,664)	—	—	—

Net income	$339,131	$263,530	$10,448	$304,643

Basic earnings per share:
Income from continuing operations	$1.53	$1.51	$0.06	$1.78
Loss from discontinued operations, net of tax	(0.01)	—	—	—

Net income	$1.52	$1.51	$0.06	$1.78

Diluted earnings per share:
Income from continuing operations	$1.52	$1.51	$0.06	$1.75
Loss from discontinued operations, net of tax	(0.01)	—	—	—

Net income	$1.51	$1.51	$0.06	$1.75

Weighted average shares outstanding:
Basic	223,733	174,293	184,964	170,766
Dilutive effect of stock options	939	780	1,783	3,392

Diluted	224,672	175,073	186,747	174,158

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Accumulated
	Common				Unearned		Other
	Shares	Par	Paid-in	Retained	Compen-	Treasury	Comprehensive
	Outstanding	Value	Capital	Earnings	sation	Stock	Income (Loss)	Total
	(In thousands)

Balances at December 31, 2003 (Predecessor)	162,188	$1,823	$1,435,005	$1,508,292	$—	$(430,608)	$6,007	$2,520,519
Net income	—	—	—	304,643	—	—	—	304,643
Change in unrealized losses on securities,								—
net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,231)	(7,231)
Change in unrealized gains on cash flow hedges,								—
net of reclassification adjustment net of tax	—	—	—	—	—	—	146	146
Change in minimum pension liability, net of tax	—	—	—	—	—	—	(1,079)	(1,079)

Comprehensive income								296,479

Treasury stock issued for employee benefit plans, including tax benefit of $40.7 million	7,729	—	24,797	—	—	164,837	—	189,634
Distribution of restricted stock	—	—	(386)	—	—	751	—	365
Common stock issued for acquisitions	9,381	94	304,156	—	—	—	—	304,250
Cash dividends declared ($0.79 per share)	—	—	—	(135,133)	—	—	—	(135,133)

Balances at December 31, 2004 (Predecessor)	179,298	1,917	1,763,572	1,677,802	—	(265,020)	(2,157)	3,176,114
Net income	—	—	—	10,448	—	—	—	10,448
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	2,463	2,463
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(7,714)	(7,714)

Comprehensive income								5,197
Common stock issued for acquisitions	6,152	61	199,764	—	—	—	—	199,825
Treasury stock issued for employee benefit plans, including tax benefit of $16.0 million	2,978	—	7,489	—	—	63,879	—	71,368
Cash dividends declared ($0.20 per share)	—	—	—	(37,383)	—	—	—	(37,383)

Balances at February 28, 2005 (Predecessor)	188,428	$1,978	$1,970,825	$1,650,867	$0	$(201,141)	$(7,408)	$3,415,121

Balances at March 1, 2005 (Successor)	188,428	1,884	6,836,487	—	(2,256)	—	—	6,836,115
Net income	—	—	—	263,530	—	—	—	263,530
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(13,090)	(13,090)
Change in unrealized losses on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	(20,951)	(20,951)

Comprehensive income								229,489

Treasury stock issued for employee benefit plans, including tax benefit of $1.0 million	537	—	(2,550)	—	—	15,228	—	12,678
Treasury stock purchased	(15,300)	—	—	—	—	(486,408)	—	(486,408)
Distribution of restricted stock	—	—	(260)	—	—	2,170	—	1,910
Decrease in unearned compensation	—	—	—	—	1,125	—	—	1,125
Cash dividends declared ($0.64 per share)	—	—	—	(111,036)	—	—	—	(111,036)

Balances at December 31, 2005 (Successor)	173,665	1,884	6,833,677	152,494	(1,131)	(469,010)	(34,041)	6,483,873
Net income	—	—	—	339,131	—	—	—	339,131
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(1,785)	(1,785)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	9,121	9,121

Comprehensive income								346,467

Adjustment to initially apply FASB Statement No. 158, net of tax							(1,809)	(1,809)
Common stock issued for acquisitions	32,859	329	965,065	—	—	—	—	965,394
Common stock issued to The Toronto-Dominion Bank for acquisitions	29,625	296	941,494	—	—	—	—	941,790
Treasury stock issued for employee benefit plans, including tax benefit of $1.0 million	1,231	—	(4,150)	—	—	38,407	—	34,257
Stock option compensation expense	—	—	7,852	—	—	—	—	7,852
Treasury stock purchased	(8,500)	—	—	—	—	(255,470)	—	(255,470)
Decrease in unearned compensation	—	—	—	—	1,131	—	—	1,131
Cash dividends declared ($0.88 per share)	—	—	—	(201,440)	—	—	—	(201,440)

Balances at December 31, 2006 (Successor)	228,880	$2,509	$8,743,938	$290,185	$0	$(686,073)	$(28,514)	8,322,045

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31,	December 31,	February 28,	December 31,
	2006	2005	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$339,131	$263,530	$10,448	$304,643
Loss from discontinued operations, net of tax	1,664	—	—	—

Income from continuing operations	340,795	263,530	10,448	304,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	44,573	16,097	1,069	40,340
Depreciation of banking premises and equipment	61,962	40,956	7,807	44,199
Net amortization of premium and discounts	462	11,096	3,703	23,082
Amortization of intangible assets	156,145	103,526	1,561	8,627
Deferred tax (benefit) provision	(24,130)	4,897	2,000	16,498
Unearned compensation/stock option expense	8,791	1,125	—	—
Stock-based compensation expense	7,852	1,910	—	365
Net losses (gains) realized from sales of securities and loans	(17)	(2,087)	46,548	6,190
Impairment on securities available for sale	—	45,000	—	—
Lower of cost or market adjustment on loans held for sale	—	—	7,500	—
Prepayment penalties on borrowings	—	—	6,300	61,546
Net losses (gains) realized from sales of loans held for sale	—	7,113	(616)	(3,660)
Increase in cash surrender value of bank owned life insurance	(32,078)	(20,031)	(4,169)	(22,188)
Pension plan contributions	(41,063)	(27,600)	—	(17,100)
Proceeds from sales of loans held for sale	450,412	931,269	72,258	512,700
Residential loans originated and purchased for sale	(438,033)	(415,559)	(58,800)	(511,053)
Change in fair value of derivatives	(381)	(4,788)	—	—
Change in net deferred tax liability	13,653	(14,603)	6,846	8,147
Net (increase) decrease in other assets	(83,746)	(34,755)	40,597	(45,089)
Net (decrease) increase in other liabilities	110,368	911	(42,559)	18,481

Net cash provided by operating activities	575,565	908,007	100,493	445,728

Cash flows from investing activities:
Proceeds from sales of securities available for sale	2,977,430	666,951	83,271	3,380,300
Proceeds from sale of securities as part of the deleveraging program	2,528,541	374,488	2,461,701	—
Proceeds from maturities and principal repayments of securities available for sale	783,737	812,224	190,117	1,303,648
Purchases of securities available for sale	(1,679,654)	(1,548,490)	(927,783)	(4,030,889)
Net (increase) in securities purchased under reverse repurchase agreements	(1,790,000)	—	—	—
Purchases of restricted equity securities	—	(94,502)	(42,196)	(36,415)
Proceeds from maturities and principal repayments of securities held to maturity	15,669	18,217	4,670	37,227
Net increase in loans and leases	(210,584)	(828,116)	(222,430)	(1,300,987)
Proceeds from sales of portfolio loans	925	254,530	—	37,097
Swap termination fees paid	—	(35,597)	—	—
Net (additions) decreases to premises and equipment	(94,761)	(62,600)	798	(47,805)
Proceeds from policy coverage on bank owned life insurance	363	1,834	141	1,725
Proceeds from the sale of the bond administration business	1,000	—	—	—
Cash used in business acquisitions	(941,874)	—	—	—
Cash acquired from acquisitions	238,562	—	130,685	49,061

Net cash provided by (used in) investing activities	1,829,354	(441,061)	1,678,974	(607,038)

Cash flows from financing activities:
Net increase (decrease) in deposits	(169,003)	133,420	(160,662)	148,206
Purchase of deposits	20,629	—	—	—
Net (decrease) increase in short-term borrowings	(1,960,529)	350,537	2,102,739	1,200,876
Payments for short term borrowings as part of deleveraging program	—	(377,907)	(1,461,701)	—
Proceeds from long-term debt	—	236,364	8,467	1,570
Payments on long-term debt	(608,369)	(213,706)	(474,664)	(1,633,868)
Payments on long term debt as part of deleveraging program	—	—	(1,006,300)	—
Swap termination fees paid	—	(3,782)	—	—
Excess tax benefits from stock-based compensation	2,754	991	16,049	40,687
Treasury stock issued for employee benefit plans	23,843	26,201	55,319	148,947
Issuance of stock to The Toronto-Dominion Bank	941,790	—	—	—
Funds received in advance for Interchange acquisition	405,210	—	—	—
Purchase of treasury stock	(255,470)	(486,408)	—	—
Cash dividends paid to shareholders	(201,440)	(111,035)	(37,383)	(135,133)

Net cash (used in) financing activities	(1,800,585)	(445,325)	(958,136)	(228,715)

Cash flows from discontinued operations:
Operating activities	(8,173)	—	—	—
Investing activities	12,162	—	—	—

Net cash provided by discontinued operations	3,989	—	—	—

Increase (decrease) in cash and cash equivalents	608,323	21,621	821,331	(390,025)
Cash and cash equivalents at beginning of year	769,258	747,637	(73,694)	316,331

Cash and cash equivalents at end of period	$1,377,581	$769,258	$747,637	$(73,694)

In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$10,301,998	$32,462,141	$1,618,940	$1,807,186
Less liabilities assumed	8,394,729	25,626,026	1,422,658	1,420,086
Supplemental cash flow disclosures
Cash paid for interest	$738,171	$344,877	$68,238	$325,614

Cash paid (received) for income taxes	154,119	104,203	(779)	90,298

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

The accounting and reporting policies of TD Banknorth and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. Our principal business activities are retail and commercial banking and, to a lesser extent, wealth management, investment planning and insurance agency services. Our principal subsidiary, TD Banknorth, NA, operates banking divisions in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont. TD Banknorth and its subsidiaries are subject to regulation of, and periodic examination by, the Office of the Comptroller of Currency and the Federal Reserve Board and the Superintendent of the Maine Bureau of Financial Institutions, among other agencies.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan and lease losses, review of goodwill and intangible assets for impairment, accounting for pension plans, accrued income taxes and accounting for derivatives and hedging activities.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Significant Accounting Policies — (Continued)

Specific Accounting Policies

To facilitate a better understanding of our Consolidated Financial Statements, we have disclosed the significant accounting policies in the applicable notes with related financial disclosures as follows:

Accounting Policies Cross-reference

Note	Topic	Page

6	Securities Available for Sale and Held to Maturity	76
7	Loans and Leases	78
8	Allowance for Loan and Lease Losses	81
9	Premises and Equipment	83
10	Goodwill and Other Intangible Assets	84
11	Income Taxes	86
20	Earnings Per Share	97
22	Derivative Instruments	98
25	Stock-Based Compensation and Incentive Plans	104
26	Retirement and Other Benefit Plans	107

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

  Investments in Limited Partnerships

We have investments in both tax advantaged and small business investment limited partnerships. The tax advantaged limited partnerships are primarily involved in approved low income housing investment tax credit projects located in our market area while the small business investment limited partnerships are primarily providing seed money to small businesses also in our market area. These investments are included in other assets and are not required to be consolidated under FASB Interpretation Number 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Investments in the tax advantaged limited partnerships are amortized as a charge to tax expense over the same period the tax credits are expected to be received. The investments in small business investment limited partnerships, for which we have the ability to exercise significant influence (generally, a 3% or greater ownership interest), are reviewed and adjusted quarterly based on the equity method; adjustments are recorded in other noninterest income. If we do not exercise significant influence, our investment is accounted for under the cost method and the carrying value is periodically evaluated for other than temporary impairment. Except for fixed capital or loan commitments agreed to in advance, the partnerships have no recourse to us.

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

Segment Reporting

An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. Our primary business segment is community banking, which provided approximately 92% of our total revenues and 92% of our pre-tax income in 2006 and approximately 91% of our total revenues and 95% of our pre-tax income for the period March 1, 2005 to December 31, 2005. As all other business segments comprise less than 10% of revenues and pre-tax income, disaggregated segment information is not presented in the notes to the financial statements.

2.	Accounting Changes

The following information addresses new or proposed accounting pronouncements related to our industry.

Defined Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“FAS 158”). FAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. In addition, the plan’s assets and obligations, which determine its funded status, will be required to be measured at the end of the employer’s fiscal year. The changes in the funded status of the defined benefit postretirement plan will be recognized in the year in which the changes occur and be reported in comprehensive income. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. There is no change in our measurement date of December 31st. The adoption of FAS 158 effective December 31, 2006 did not have a material impact on our financial condition or results of operations.

Accounting for Share-Based Payment Transactions

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. We implemented FAS 123(R) using the modified prospective method of transition. Under this transition method, compensation cost recognized in 2006 includes compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Prior to January 1, 2006, we measured compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result of implementing FAS 123(R), we recorded $7.7 million of additional compensation expense during 2006. We calculated the common stock equivalents for purposes of diluted earnings per share using the transition method. Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. See Note 25 for more information.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Accounting Changes — (Continued)

Fair Value Measurement

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. FAS 157 provides guidance about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on our financial condition or results of operations.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and provides greater consistency in criteria used to recognize, derecognize and measure benefits related to income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in 2007 did not have a material impact on our financial condition or results of operations.

3.	Accounting for the Transaction with The Toronto-Dominion Bank

As discussed in Note 1, the transaction with The Toronto-Dominion Bank was accounted for as a purchase business combination and, as a result, the assets and liabilities of the predecessor company were adjusted to fair value as of the date of completion of the transaction. The following table sets forth how the

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Accounting for the Transaction with The Toronto-Dominion Bank — (Continued)

purchase price was allocated to the assets and liabilities assumed based on their estimated fair values at the March 1, 2005 transaction date.

Implied Purchase Price
Value of TD common shares exchanged(1)	$1,806,535
Cash consideration (including cash in lieu of fractional shares)	2,306,947
Value of 49% of TD Banknorth shares exchanged(2)	2,686,802
Fair value of TD Banknorth stock options	35,831

Total implied purchase price	6,836,115

Allocation of the Implied Purchase Price
Predecessor stockholders’ equity as of March 1, 2005	3,415,121
Predecessor goodwill and intangible assets	(1,565,293)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans	109,630
Loan relationship intangibles	95,826
Core deposit intangibles	566,000
Other identifiable intangibles	105,612
Deferred income taxes on identifiable intangible assets	(272,056)
Other assets	12,172
Fixed maturity deposits	(46,790)
Borrowings	(59,731)
Pension and post-employment benefit plans	(93,546)
All other	31,547

Fair value of net assets acquired	2,298,492

Estimated goodwill from the transaction at March 1, 2005	4,537,623
Adjustments recorded subsequent to March 1, 2005	9,981

Goodwill at December 31, 2005	$4,547,604

(1)	Based on 188,428,501 Banknorth Group, Inc. shares times exchange ratio of 0.2351 times $40.78, the closing price of the TD common shares on March 1, 2005.

(2)	Based on 188,428,501 Banknorth Group, Inc. shares times 49% times $29.10, the opening price of the TD Banknorth common stock on March 2, 2005

The primary adjustments recorded in 2005 related to a higher tax rate used to estimate the deferred tax liability on purchase accounting adjustments. It is expected that goodwill will not be deductible for income tax purposes.

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

On January 31, 2006, we acquired Hudson United Bancorp. (“Hudson”) for a total purchase price of $1.9 billion. The purchase price was comprised of 32.9 million shares of our common stock and $941.8 million in cash. The total value of the shares issued was $965.4 million, calculated based on the average closing price of our common stock for the period commencing during a ten-trading day period ending on the fifth trading day prior to the closing date for the merger subject to proration because the total amount of cash consideration payable in the merger is fixed at $941.8 million. The purchase price was allocated to the fair value of the assets acquired and liabilities assumed.

The following table presents the estimated fair value of the assets acquired and liabilities assumed from Hudson at the date of acquisition.

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Acquisitions — (Continued)

The following table presents pro forma results of operations for the year ended December 31, 2006, and on a combined basis for the periods January 1, 2005 to February 28, 2005 and March 1, 2005 to December 31, 2005 as though the acquisition of Hudson had been completed as of January 1, 2006 and January 1, 2005, respectively.

		Combined
	Successor	Unaudited
	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Net interest income	$1,212,200	$1,320,208
Provision for loan and lease losses	46,573	54,966

Net interest income after provision for loan and lease losses	1,165,627	1,265,242
Noninterest income	511,129	440,788
Noninterest expense(1)	1,184,059	1,220,828

Income before income tax expense	492,697	485,202
Provision for income taxes	159,577	139,047

Income from continuing operations	333,120	346,155
Income (loss) from discontinued operations, net of tax	(1,664)	—

Net income	$331,456	$346,155

Basic earnings per share
Income from continuing operations	$1.46	$1.51
Income from discontinued operations, net of tax	(.01)	—
Net income	$1.45	$1.51
Diluted earnings per share
Income from continuing operations	$1.46	$1.50
Income from discontinued operations, net of tax	(.01)	—
Net income	$1.45	$1.50
Weighted average shares outstanding
Basic	228,232	230,056
Diluted	229,171	231,003

(1)	Includes $9.0 million of merger costs recorded by Hudson in January 2006.

5.	Securities Purchased under Agreements to Resell

Securities purchased under agreements to resell consist of the purchase of a security with the commitment by us to resell the security to the original seller at a specified price. These securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. Our policy is to take possession of the securities purchased. We pledge certain of these securities to collateralize public deposits and borrowings. At December 31, 2006, we had $1.8 billion of securities purchased under agreements to resell which mature in 2007. There were no securities purchased under agreements to resell at December 31, 2005.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Securities Available for Sale and Held to Maturity

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost.

Investments not classified as “held to maturity” are classified as “available for sale.” Securities available for sale consist of debt and equity securities that are available for sale in order to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at market value. Changes in market value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity and comprehensive income. When a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value as the new cost basis and the loss is charged to net securities gains (losses) in the consolidated statements of income. We do not have a trading portfolio.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for Sale
December 31, 2006 (Successor):
U.S. Government obligations and obligations of U.S. Government agencies and Government-sponsored enterprises	$399,360	$—	$(1,395)	$397,965
Tax-exempt bonds and notes	403,857	62	(482)	403,437
Other bonds and notes	171,128	1,009	(743)	171,394
Mortgage-backed securities	1,460,183	829	(21,582)	1,439,430
Collateralized mortgage obligations	71,725	153	(877)	71,001

Total debt securities	2,506,253	2,053	(25,079)	2,483,227
Other equity securities	22,611	72	(22)	22,661

Total securities available for sale	$2,528,864	2,125	(25,101)	$2,505,888

December 31, 2005 (Successor):
U.S. Government obligations and obligations of U.S. Government agencies and Government-sponsored enterprises	$2,171	$—	$(20)	$2,151
Tax-exempt bonds and notes	197,650	79	(782)	196,947
Other bonds and notes	229,084	730	(969)	228,845
Mortgage-backed securities	3,752,710	347	(18,721)	3,734,336
Collateralized mortgage obligations	240,945	25	(951)	240,019

Total debt securities	4,422,560	1,181	(21,443)	4,402,298
Other equity securities	17,552	38	(11)	17,579

Total securities available for sale	$4,440,112	$1,219	$(21,454)	$4,419,877

Held to Maturity:
December 31, 2006 (Successor):
Collateralized mortgage obligations	$48,457	$1,034	$—	$49,491

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

6. Securities Available for Sale and Held to Maturity — (Continued)
Total securities held to maturity	$48,457	$1,034	$—	$49,491

December 31, 2005 (Successor):
Collateralized mortgage obligations	$64,126	$361	$—	$64,487

Total securities held to maturity	$64,126	$361	$—	$64,487

At December 31, 2006, we had $194.1 million of securities available for sale with call provisions. Included in U.S. Government, agency and Government-sponsored enterprises securities at December 31, 2006 were $397 million of Federal Home Loan Mortgage Corp. securities. There were no Federal National Mortgage Association securities at December 31, 2006 and 2005.

The following table presents the fair value of investments with continuous unrealized losses for less than one year and those that have been in a continuous unrealized loss position for more than one year at December 31, 2006.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U.S. Government obligations and obligations of U.S. Government agencies and Government- sponsored enterprises	1	$397,000	$1,376	1	$965	$19	2	$397,965	$1,395
Tax-exempt bonds and notes	24	14,481	78	79	43,740	404	103	58,221	482
Other bonds and notes	16	23,998	245	45	55,944	498	61	79,942	743
Mortgage-backed securities	194	310,831	2,121	662	970,620	19,461	856	1,281,451	21,582
Collateralized mortgage obligations	1	395	5	12	49,865	872	13	50,260	877
Equity securities	1	70	4	1	123	18	2	193	22

	237	$746,775	$3,829	800	$1,121,257	$21,272	1,037	$1,868,032	$25,101

For securities with unrealized losses, the following information was considered in determining that the impairments are not other-than-temporary. U.S. Government securities are backed by the full faith and credit of the United States and therefore bear no credit risk. U.S. Government agencies securities have minimal credit risk as they play a vital role in the nation’s financial markets. Other bonds and notes are generally comprised of corporate securities and all investments maintain a credit rating of at least investment grade by one of the nationally recognized rating agencies. No unrealized losses were determined to be other-than-temporary for U.S. Government and agencies securities and for other bonds and notes. Mortgage-backed securities or collateralized mortgage obligations are either issued by federal government agencies or by private issuers with minimum security ratings of AA. We have the intent and ability to hold these investments until maturity or until fair value recovers above amortized cost.

The amortized cost and market values of debt securities at December 31, 2006 by contractual maturities are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Securities Available for Sale and Held to Maturity — (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value

December 31, 2006:
Due in one year or less	$338,505	$338,452	$—	$—
Due after one year through five years	420,229	418,496	—	—
Due after five years through ten years	10,958	10,930	—	—
Due after ten years	204,653	204,918

Subtotal	974,345	972,796	—	—
Mortgage-backed securities	1,460,183	1,439,430	—	—
Collateralized mortgage obligations	71,725	71,001	48,457	49,491

	$2,506,253	$2,483,227	$48,457	$49,491

The following table presents a summary of realized gains and losses on securities available for sale during the periods indicated.

	Realized
	Gains	Losses	Net

Year ended December 31, 2006 (Successor)	$953	$(330)	$623
March 1, 2005 to December 31, 2005 (Successor)	2,660	(49,182)	(46,522)
January 1, 2005 to February 28, 2005 (Predecessor)	77	(46,625)	(46,548)
Year ended December 31, 2004 (Predecessor)	10,230	(17,931)	(7,701)

7.	Loans and Leases

Our lending activities are conducted principally in New England, New York, New Jersey and Pennsylvania. Loans are carried at the principal amounts outstanding adjusted by partial charge-offs, fair value adjustments and net deferred charges of $26.7 million at December 31, 2006 and $44.7 million at December 31, 2005. Deferred charges include deferred loan origination costs, net of deferred loan origination fees and unearned discounts. Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield using methods that approximate the level yield method over the estimated lives of the related loans.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Loans and Leases — (Continued)

The following table presents information regarding our loans and leases at the dates indicated.

	Successor	Successor
	December 31, 2006	December 31, 2005

Residential real estate loans:
Permanent first mortgage loans	$2,636,659	$2,830,978
Construction and development	30,789	47,345

	2,667,448	2,878,323

Commercial real estate loans:
Permanent first mortgage loans	7,272,894	5,779,662
Construction and development	1,476,993	997,175

	8,749,887	6,776,837

Commercial business loans and leases:
Commercial business loans	6,414,857	4,180,449
Commercial business leases	119,935	97,599

	6,534,792	4,278,048

Consumer loans and leases	7,046,638	6,186,519
Credit card receivables	462,736	—

Total loans and leases	$25,461,501	$20,119,727

Residential real estate loans, which are secured by single-family (one to four units) residences, are generally placed on nonaccrual when reaching 120 days past due or in process of foreclosure.

Commercial real estate loans (which are secured by multi-family (five or more units) residences and commercial real estate) and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Commercial real estate and commercial business loans are considered impaired when it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value.

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Loans and Leases — (Continued)

Nonperforming Loans

The following table sets forth information regarding our nonperforming loans and accruing loans 90 days or more overdue at the dates indicated.

	December 31,
	2006	2005

Nonaccrual loans:
Residential real estate mortgages	$13,607	$7,970
Commercial real estate loans	53,345	25,219
Commercial business loans and leases	52,758	20,211
Consumer loans and leases	11,667	7,165

Total nonperforming loans	$131,377	$60,565

Accruing loans which are 90 days or more overdue	$16,697	$6,887

Impaired Loans

Impaired loans are commercial and commercial real estate loans which we believe will probably not result in the collection of all amounts due according to the contractual terms of the loan agreement. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. All nonaccrual commercial business and commercial real estate loans are impaired, but not all impaired loans are on nonaccrual. Accrual of interest on commercial business and commercial real estate loans is generally discontinued when collectibility of principal or interest is uncertain or on which payments of principal or interest have become contractually past due 90 days. We may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility. The amount of reserves for impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral less cost to sell.

The following table sets forth information on our impaired loans at the dates and for the periods indicated.

	Successor		Successor		Predecessor
	December 31, 2006		December 31, 2005		December 31, 2004
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans
Valuation allowance required	$102,436	$13,790	$28,147	$5,939	$51,620	$13,805
No valuation allowance required	1,989	—	17,174	—	10,749	—

Total impaired loans	$104,425	$13,790	$45,321	$5,939	$62,369	$13,805

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Loans and Leases — (Continued)

	Successor
	Year Ended	Successor	Predecessor	Predecessor
	December 31,	March 1, 2005 to	January 1, 2005 to	Year Ended
	2006	December 31, 2005	February 28, 2005	December 31, 2004

Average balance of impaired loans during the year	$68,371	$59,041	$69,354	$53,580

Interest income recognized on a cash basis on impaired loans during the year	$5,632	$1,378	$520	$2,501

Acquired Impaired Loans

In connection with our acquisition of Hudson on January 31, 2006, we acquired commercial business loans for which there was, at acquisition, deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. In addition, we had impaired loans at the time The Toronto-Dominion Bank acquired a majority interest in us on March 1, 2005. These acquired impaired loans are not accounted for using the income recognition model because the timing of cash flows expected to be collected could not be reasonably estimated. Therefore, no accretable yield was recorded at the date of acquisition. Income on impaired loans is recognized on the cost recovery method in connection with these loans.

The following table summarizes acquired impaired loans at December 31, 2006.

	Impaired Loans Associated with:
	The Toronto-
	Dominion Bank	Hudson
	Transaction	Acquisition	Total

Contractually required principal payments receivable at acquisition	$84,078	$14,526	$98,604
Cash flows expected to be collected at acquisition	42,925	11,897	54,822
Basis in acquired loans at acquisition	42,925	11,897	54,822
Carrying value of loans at December 31, 2006	4,957	2,093	7,050

In connection with The Toronto-Dominion Bank’s acquisition of a majority interest in us on March 1, 2005, $20.4 million of the allowance for loan and lease losses related to impaired commercial real estate and commercial business loans was transferred out of the allowance for loan and lease losses and applied to reduce the carrying value of our impaired loans.

8.	Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level determined to be adequate by management and approved by the Board Risk Committee to absorb future charge-offs of loans and leases deemed uncollectible. This allowance is increased by provisions charged to operating expense, recoveries on loans previously charged off and allowances acquired in acquisitions, and is reduced by charge-offs on loans and leases.

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Allowance for Loan and Lease Losses — (Continued)

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Allowance for Loan and Lease Losses — (Continued)

The following table presents the changes in the allowance for loan and lease losses during the periods indicated.

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

Allowance for loan and lease losses at beginning of period	$223,030	$249,619	$243,152	$232,287
Allowance related to business combinations	52,563	—	14,494	13,665
Provisions charged to income	44,573	16,097	1,069	40,340
Transfer for off-balance sheet loan commitments(1)	—	—	—	(6,600)
Specific reserves applied to reduce impaired loan carrying values(2)	—	(20,435)	—	—
Charge-offs	(61,840)	(35,092)	(11,961)	(50,687)
Recoveries	21,312	12,841	2,865	14,147

Allowance for loan and lease losses at end of period(1)	$279,638	$223,030	$249,619	$243,152

Total allowance for credit losses:
Allowance for loan and lease losses	$279,638	$223,030	$249,619	$243,152
Liability for unfunded credit commitments(1)	9,107	7,907	6,706	6,600

Total allowance for credit losses	$288,745	$230,937	$256,325	$249,752

(1)	During 2004, a portion of the allowance for credit losses related to unfunded credit commitments was reclassified from the allowance for loan and lease losses to a separate liability account.

(2)	In connection with the TD transaction, $20.4 million of the allowance for loan and lease losses related to impaired commercial loans was transferred in accordance with the implementation of American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to reduce the carrying value of impaired commercial loans.

9.	Premises and Equipment

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Premises and Equipment — (Continued)

The following table presents a summary of premises and equipment at the dates indicated.

	Successor	Successor
	December 31, 2006	December 31, 2005

Land	$93,073	$37,788
Buildings and leasehold improvements	443,389	320,450
Capital leases on buildings	24,275	24,275
Furniture, fixtures and equipment, including internally developed software	385,272	338,623

	946,009	721,136
Accumulated depreciation and amortization	(452,816)	(383,791)
Accumulated amortization on capital leases	(7,050)	(5,433)

Net book value	$486,143	$331,912

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

The following table presents information regarding internally developed software at the dates indicated.

	Successor	Successor
	December 31, 2006	December 31, 2005

Internally developed software in use — cost	$59,894	$48,407
Internally developed software in use — amortization	(34,913)	(25,296)
Internally developed software in development	11,186	8,471

	$36,167	$31,582

10.	Goodwill and Other Intangible Assets

Goodwill which represents the price paid over the net fair value of the acquired businesses (“goodwill”) is not amortized. Goodwill is evaluated for impairment annually using several fair value techniques, including market capitalization, discounted future cash flows and multiples of revenues/earnings. The valuation techniques contain estimates such as discount rate, projected future cash flows and time period in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Goodwill is recorded and evaluated for impairment in the following reporting units: Community Banking, Insurance Agency, Investment Planning and Wealth Management. As a result of The Toronto-Dominion Bank transaction on March 1, 2005, assets and liabilities were adjusted to fair value and goodwill was recorded. Goodwill was evaluated for impairment as of a February 28 measurement date. There was no impairment recorded by us in 2006.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Goodwill and Other Intangible Assets — (Continued)

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

Core deposit intangibles	10 — 14 years
Noncompete agreements	1 — 4 years
Customer lists	estimated life of the list
Customer relationship intangibles	14 — 18 years

The following table sets forth the changes in the carrying amount of goodwill and other intangibles during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

Balance, December 31, 2004 (Predecessor)	$1,365,780	$43,723	$6,653	$50,376
Recorded during the period	140,006	13,172	—	13,172
Amortization expense	—	(1,237)	(324)	(1,561)
Adjustment of purchase accounting estimates	(2,479)	—	—	—

Balance, February 28, 2005 (Predecessor)	1,503,307	55,658	6,329	61,987
Reversal of prior intangibles in connection with The Toronto-Dominion Bank transaction	(1,503,307)	(55,658)	(6,329)	(61,987)
Recorded in connection with The Toronto-Dominion Bank transaction	4,537,623	566,000	201,438	767,438

Balance, March 1, 2005 (Successor)	4,537,623	566,000	201,438	767,438
Recorded during the period	5,750	—	2,857	2,857
Amortization expense	—	(89,160)	(14,365)	(103,525)
Adjustments of purchase accounting estimates	4,231	—	1,595	1,595

Balance, December 31, 2005 (Successor)	4,547,604	476,840	191,525	668,365
Recorded during the year	1,472,329	177,101	46,917	224,018
Amortization expense	—	(137,741)	(18,404)	(156,145)
Adjustment of purchase accounting estimates	2,601	—	(5,285)	(5,285)
Other	—	—	(3,357)	(3,357)

Balance, December 31, 2006	$6,022,534	$516,200	$211,396	$727,596

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles

10. Goodwill and Other Intangible Assets — (Continued)
Estimated Annual Amortization Expense:
2007	—	110,171	17,849	128,020
2008	—	86,782	16,810	103,592
2009	—	70,302	16,186	86,488
2010	—	56,786	15,439	72,225
2011	—	45,288	14,868	60,156
Thereafter	—	146,871	130,244	277,115

The following table sets forth the components of identifiable intangible assets at the date indicated.

	December 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$743,101	$226,901	$516,200
Other identifiable intangibles:
Loan relationship intangibles	133,535	12,082	121,453
Other identifiable intangibles	110,630	20,687	89,943

	244,165	32,769	211,396

Total	$987,266	$259,670	$727,596

11.	Income Taxes

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

Tax credits generated from limited partnerships are reflected in earnings when realized for federal income tax purposes.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes — (Continued)

The following table sets forth the current and deferred components of income tax expense during the periods indicated.

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

Current
Federal	$169,456	$118,656	$4,015	$131,542
State	11,864	12,693	1,187	15,057
Deferred
Federal	(20,199)	5,297	1,060	16,393
State	(3,931)	(400)	(80)	105

	$157,190	$136,246	$6,182	$163,097

The following table reconciles the expected federal income tax expense (computed by applying the federal statutory tax rate to income before taxes) to recorded income tax expense during the periods indicated.

	Successor	Predecessor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

Computed federal tax expense	$174,295	$139,921	$5,821	$163,709
State income tax, net of federal benefits	5,170	7,991	720	9,855
Benefit of tax-exempt income	(10,477)	(4,752)	(836)	(5,046)
Low income/rehabilitation credits	(5,600)	(5,267)	(800)	(4,270)
Increase in cash surrender value of life insurance	(11,227)	(7,013)	(1,459)	(8,149)
Nondeductible compensation	2,947	740	—	6,931
Nondeductible merger costs	1,995	550	2,695	1,201
Other, net	87	4,076	41	(1,134)

Recorded income tax expense	$157,190	$136,246	$6,182	$163,097

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes — (Continued)

The following table sets forth the tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities, which are included in other assets and other liabilities, respectively, at the dates indicated.

	Successor	Successor
	December 31, 2006	December 31, 2005

Deferred tax assets
Allowance for loan and lease losses	$114,700	$90,763
Compensation and employee benefits	61,215	51,082
Securities	—	13,809
Loans distributed from subsidiary	199	2,584
Book reserves not yet realized for tax purposes	19,219	1,255
Unrealized loss on securities and hedging	14,340	16,387
Corporate debt	34,011	16,884
Other	3,747	4,511

Total gross deferred tax assets	247,431	197,275

Deferred tax liabilities
Pension plan	53,569	42,830
Leases	8,653	7,790
Premises and equipment	33,972	25,850
Partnership investments	10,173	12,961
Loan basis difference	32,635	52,434
Intangible assets	238,518	243,150
Securities	3,771	—
Deferred Income	13,256	10,046
Other	1,379	2,534

Total gross deferred tax liabilities	395,926	397,595

Net deferred tax liability	$(148,495)	$(200,320)

Amounts included under the caption “purchase accounting” in the 2005 financials and totaling $144.7 million have been allocated to specific line item in the above table.

We have determined that a valuation allowance is not required for deferred tax assets because it is more likely than not that these assets will be realized principally through carryback to taxable income in prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

State Tax Assessment

We are subject to examinations by various federal and state governmental tax authorities from time to time regarding tax returns we have filed. Certain state income tax returns filed by us in recent years have recently been examined and assessments have been made by state tax authorities with respect to certain of these returns. We believe that we have substantial defenses to these assessments and have appealed them in accordance with administrative procedures. Based on currently available information, audits in process, our assessment of risks and established reserves, we believe that the eventual outcome of existing and potential state tax assessments will not have a material effect on our consolidated financial position, liquidity or results

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes — (Continued)

of operations. In view of the inherent difficulty of predicting such matters, there can be no absolute assurance that the outcome of any such assessments will not have an adverse effect on our consolidated results of operations in any future reporting period.

12.	Merger and Restructuring Costs

Merger and restructuring costs include merger-related, asset write-downs and branch closing expenses.

The following table summarizes merger and restructuring costs during the periods indicated.

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

TD Privatization
Professional fees	$5,375	$—	$—	$—

	$5,375	—	—	—

Interchange Financial Services Corporation Merger Charges
Personnel costs	5	—	—	—
Systems conversion and integration/customer communications	4,078	—	—	—
Other costs	1,340	—	—	—

	5,423

Hudson United Bancorp Merger Charges
Personnel costs	7,378	21	—	—
Systems conversion and integration/customer communications	15,844	3,763	—	—
Other costs	8,128	1,041	—	—

	31,350	4,825	—	—

Restructuring Costs
Personnel costs	11,717	—	—	—
Branch closings	404	—	—	—

	12,121	—	—	—

The Toronto-Dominion Bank Merger Charges
Personnel costs	4,382	3,545	2,285	34,986
Transaction costs	(339)	3	18,148	—
Systems conversion and integration/customer communications	43	—	—	—
Name change	761	3,582	2,061	—
Other costs	210	95	2,941	3,890

	5,057	7,225	25,435	38,876

BostonFed Bancorp, Inc. Merger Charges
Personnel costs	53	791	673	26
Systems conversion and integration/customer communications	—	644	987	1,297
Other costs	23	927	211	114

	76	2,362	1,871	1,437

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

12. Merger and Restructuring Costs — (Continued)
Other Merger Charges
American Financial Holdings, Inc. Merger Charges	7	415	117	400
First & Ocean Bancorp Merger Charges	—	19	1	1,342
Foxborough Savings Bank Merger Charges	—	9	11	2,233
CCBT Financial Companies, Inc. Merger Charges	279	533	(171)	5,839
Other Costs	—	27	—	(492)

	286	1,003	(42)	9,322

Total Merger and Restructuring Costs	$59,688	$15,415	$27,264	$49,635

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

The following table presents activity in the accrual account for merger and restructuring costs during the periods indicated.

		Purchase			Non-cash
	Predecessor	Accounting	Merger and		Write Downs	Predecessor
	Balance	Adjustments	Consolidation	Cash	and Other	Balance
	12/31/04	at Acquisition	Costs	Payments	Adjustments	2/28/05

The Toronto-Dominion Bank Merger	$432	$—	$25,435	$(2,976)	$—	$22,891
BostonFed Bancorp, Inc. Merger	—	25,764	1,871	(18,855)	27	8,807
Foxborough Savings Bank Merger	461	—	11	(14)	—	458
CCBT Financial Companies, Inc. Merger	1,966	—	(171)	(124)	—	1,671
First & Ocean Bancorp Merger	206	—	1	(3)	—	204
American Financial Holdings, Inc. Merger	—	—	117	(117)	—	—
Andover/MetroWest Mergers	78	—	—	—	(78)	—

Total	$3,143	$25,764	$27,264	$(22,089)	$(51)	$34,031

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Merger and Restructuring Costs — (Continued)

					Non-cash
	Predecessor	Accounting	Merger and		Write Downs	Successor
	Balance	Adjustments	Consolidated	Cash	and Other	Balance
	3/1/05	at Acquisition	Costs	Payments	Adjustments	12/31/05

Hudson United Bancorp	$—	$—	$4,825	$(4,825)	$—	$—
The Toronto-Dominion Bank Merger	22,891	—	7,225	(27,368)	(2,289)	459
BostonFed Bancorp, Inc. Merger	8,807	—	2,362	(7,005)	(2,229)	1,935
Foxborough Savings Bank Merger	458	—	9	(10)	(457)	—
CCBT Financial Companies, Inc. Merger	1,671	—	533	(798)	(1,406)	—
First & Ocean Bancorp Merger	204	—	19	(19)	(204)	—
American Financial Holdings, Inc. Merger	—	—	415	(415)	—	—
Other merger and consolidation costs	—	—	27	(55)	28	—

Total	$34,031	$—	$15,415	$(40,495)	$(6,557)	$2,394

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Restructuring	Cash	and Other	Balance
	12/31/05	at Acquisition	Costs	Payments	Adjustments	12/31/06

TD Privatization	$—	$—	$5,375	$(5,375)	$—	$—
Interchange Merger	—	—	5,423	(5,423)	—	—
Hudson United Bancorp Merger	—	46,324	31,350	(67,183)	(6,762)	3,729
Restructuring costs	—	—	12,121	(12,121)	—	—
The Toronto-Dominion Bank Merger	459	—	5,057	(5,140)	(376)	—
BostonFed Bancorp, Inc. Merger	1,935	—	76	(394)	(70)	1,547
CCBT Financial Companies, Inc. Merger	—	—	279	(279)	—	—
American Financial Holdings, Inc. Merger	—	—	7	(7)	—	—

Total	$2,394	$46,324	$59,688	$(95,922)	$(7,208)	$5,276

13.	Deposits

Certificates of deposits of $100,000 or more amounted to $2.9 billion and $1.6 billion at December 31, 2006 and 2005, respectively.

The following table presents the aggregate maturities of certificates of deposits and brokered deposits at the date indicated.

December 31, 2006
2007	$6,768,968
2008	309,118
2009	291,056
2010	58,070
2011	53,161
thereafter	140,390

$7,620,763

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Short-term Borrowings

The following table presents a summary of short-term borrowings at and for the periods indicated.

	Successor		Successor		Predecessor
	December 31, 2006		December 31, 2005		December 31, 2004
	Amount	Rate	Amount	Rate	Amount	Rate

At year-end
Securities sold under agreements to repurchase — retail	$1,517,591	4.08%	$1,668,139	3.43%	$1,165,905	1.29%
Federal funds purchased	689,000	5.19%	1,563,000	4.20%	618,000	2.22%
Treasury, tax and loan notes	16,921	5.04%	54,401	3.95%	375,347	2.16%
Federal Home Loan Bank advances	—	—	400,000	4.19%	1,570,000	2.25%

Total Short-term borrowings	$2,223,512		$3,685,540		$3,729,252

Average for the year
Securities sold under agreements to repurchase — retail	$1,471,650	3.87%	$1,304,176	2.62%	$1,052,606	0.99%
Securities sold under agreements to repurchase — wholesale	—	—	28,308	2.51%	948,711	1.07%
Federal funds purchased	1,270,354	4.95%	1,115,318	3.33%	609,218	1.44%
Treasury, tax and loan notes	13,859	4.78%	141,655	2.81%	143,529	1.74%
Federal Home Loan Bank advances	340,233	4.57%	1,127,593	2.99%	225,985	1.92%
Maximum month-end balance
Securities sold under agreements to repurchase — retail	$1,629,044		$1,668,139		$1,235,798
Securities sold under agreements to repurchase — wholesale	—		—		1,764,729
Federal funds purchased	1,817,478		1,563,000		947,000
Treasury, tax and loan notes	39,003		790,401		1,196,423
Federal Home Loan Bank advances	1,820,000		1,975,450		1,570,000

Retail securities sold under repurchase agreements generally have maturities of 365 days or less and are collateralized by mortgage-backed securities and U.S. Government obligations.

At December 31, 2006, we also had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. TD Banknorth did not utilize the line of credit in 2006.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Long-term Debt

The following table presents a summary of long-term debt (debt with original maturities of more than one year) at the dates indicated.

	Successor	Successor
	December 31, 2006	December 31, 2005

Federal Home Loan Bank advances	$68,610	$151,609
Securities sold under agreements to repurchase — retail	10,415	107,952
Junior subordinated debentures issued to affiliated trusts	517,390	366,237
Subordinated long-term debt 7.625%, due 2011	220,313	225,188
Subordinated long-term debt 7.00%, due 2012	219,881	—
Subordinated long-term debt 5.05%, due 2022	231,680	232,158
Senior notes 3.75%, due 2008	149,411	148,914
Other long-term debt	5,881	6,372

Total	$1,423,581	$1,238,430

The following table presents the maturities of long-term debt outstanding at the dates indicated.

	Successor
	December 31, 2006
Maturity	Principal
Dates	Amounts	Interest Rates

2007	$18,456	3.45-8.04%
2008	155,997	3.75-6.42%
2009	2,700	4.87-6.97%
2010	31,694	4.70-5.87%
2011	221,898	6.54-7.63%
2012-2032	992,836	3.23-11.30%

	$1,423,581

Borrowings callable by the lender amounted to $35.0 million and $90.0 million at December 31, 2006 and December 31, 2005, respectively. In addition, junior subordinated debentures of $342 million are callable by us in early 2007.

Borrowings from the Federal Home Loan Bank, which consist of both fixed and adjustable rate borrowings ranging from 3.23% to 8.14% at December 31, 2006, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain unencumbered investment securities and other qualified assets.

Long-term wholesale securities sold under repurchase agreements were collateralized by mortgage-backed securities and U.S. Government obligations. Wholesale securities sold under repurchase agreements were repaid as part of the deleveraging program in 2005.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Long-term Debt — (Continued)

The following table presents a summary of the junior subordinated debentures outstanding at December 31, 2006.

				Junior
	Issuance	Capital	Common	Subordinated	Stated	Maturity	Call
Name	Date	Securities	Securities	Debentures(1)	Rate	Date	Date

CCBT Statutory Trust I	7/31/2001	5,000	155	5,155	8.96%	7/31/2031	1/31/2007
Peoples Heritage Capital Trust I	1/31/1997	$63,775	$3,093	$66,868	9.06%	2/1/2027	2/1/2007
HUBCO Capital Trust I	1/31/1997	45,000	1,547	46,547	8.98%	2/1/2027	2/1/2007
Banknorth Capital Trust II	2/22/2002	200,000	6,186	206,186	8.00%	4/1/2032	4/1/2007
Banknorth Capital Trust I	5/1/1997	28,000	928	28,928	10.52%	5/1/2027	5/1/2007
Hudson United Capital Trust I	3/31/2003	20,000	619	20,619	6.85%	4/15/2033	4/15/2008
Hudson United Capital Trust II	3/28/2003	15,000	464	15,464	6.45%	4/10/2033	4/24/2008
HUBCO Capital Trust II	6/19/1998	50,000	1,547	51,547	7.65%	6/15/2028	6/15/2008
Hudson United Statutory Trust I	3/17/2004	20,000	619	20,619	8.15%	3/17/2034	3/17/2009
BFD Preferred Capital Trust I	7/12/2000	10,000	309	10,309	11.30%	7/19/2030	7/19/2010
BFD Preferred Capital Trust II	9/19/2000	22,000	681	22,681	10.88%	10/1/2030	10/1/2010
Ipswich Statutory Trust I	2/22/2001	3,500	109	3,609	10.20%	2/22/2031	2/22/2011

		$482,275	$16,257	498,532

Unamortized fair value adjustment				18,858

				$517,390

(1)	Amounts include junior subordinated debentures acquired by affiliated trusts from us with the capital contributed by us in exchange for the common securities of such trusts. Junior subordinated debentures are equal to capital securities plus common securities.

There were issuance costs associated with the issuance of the capital trust securities. The average cost of the securities, including the amortization of the issuance costs, was 5.54%, 5.86% and 8.53% for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, trust preferred securities amounted to 21.6% of TD Banknorth Inc.’s Tier 1 capital. Effective April 11, 2005, the Federal Reserve Board adopted a final regulation which permits bank holding companies to continue to include trust preferred securities in Tier 1 capital, subject to stricter quantitative and qualitative standards. Although this final regulation becomes effective on March 31, 2009, we currently are in compliance with the stricter quantitative and qualitative standards.

Other long-term debt includes the net obligation under a capital lease of $5.2 million at December 31, 2006. Although the gross obligations under our capital lease obligation is $20.4 million, we provided funding for the construction of the leased asset. Accordingly, the loan balance of $15.2 million has been netted against the capital lease obligation.

16.	Regulatory Matters

TD Banknorth, NA must maintain noninterest-bearing cash balances on reserve with the Federal Reserve Bank (“FRB”). During the years ended December 31, 2006 and 2005, the average required reserve balances were $153.0 million and $112.8 million, respectively.

Banking regulators adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios.) Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Regulatory Matters — (Continued)

risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on TD Banknorth and the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2006 and 2005, each of TD Banknorth and TD Banknorth, NA was “well-capitalized,” as defined, and in compliance with all applicable regulatory capital requirements. There were no conditions or events since December 31, 2006 that management believes would cause a change in our well-capitalized status.

The following table summarizes TD Banknorth’s and TD Banknorth, NA’s regulatory capital requirements at the dates indicated.

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
TD Banknorth Inc. — Successor
Total capital (to risk-weighted assets)	$3,307,963	11.64%	$2,273,913	8.00%	$1,034,050	3.64%
Tier 1 capital (to risk-weighted assets)	2,395,074	8.43%	1,136,957	4.00%	1,258,117	4.43%
Tier 1 leverage capital ratio (to average assets)	2,395,074	7.20%	1,330,640	4.00%	1,064,434	3.20%
TD Banknorth, NA
Total capital (to risk-weighted assets)	3,338,918	11.79%	2,266,276	8.00%	1,072,642	3.79%
Tier 1 capital (to risk-weighted assets)	2,433,607	8.59%	1,133,138	4.00%	1,300,469	4.59%
Tier 1 leverage capital ratio (to average assets)	2,433,607	7.33%	1,327,835	4.00%	1,105,772	3.33%
December 31, 2005
TD Banknorth Inc. — Successor
Total capital (to risk-weighted assets)	$2,606,274	11.73%	$1,777,440	8.00%	$828,834	3.73%
Tier 1 capital (to risk-weighted assets)	1,917,905	8.63%	888,720	4.00%	1,029,185	4.63%
Tier 1 leverage capital ratio (to average assets)	1,917,905	7.07%	1,084,901	4.00%	833,004	3.07%
TD Banknorth, NA
Total capital (to risk-weighted assets)	2,563,539	11.56%	1,773,987	8.00%	789,552	3.56%
Tier 1 capital (to risk-weighted assets)	1,878,364	8.47%	886,994	4.00%	991,370	4.47%
Tier 1 leverage capital ratio (to average assets)	1,878,364	6.94%	1,082,490	4.00%	795,874	2.94%

17.	Shareholders’ Equity

At December 31, 2006, our authorized capitalization consisted of 400 million shares of common stock, one share of Class B common stock and 5 million shares of preferred stock. At the same date, 228.9 million shares of common stock and one share of Class B common stock were issued and outstanding and no shares of preferred stock were outstanding. The one share of Class B common stock is, and may only be, held by The Toronto-Dominion Bank or one of its affiliates, and may not be transferred to any other person. The

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Shareholders’ Equity — (Continued)

purpose of the Class B Common Stock generally is to facilitate the exercise of The Toronto-Dominion Bank’s rights as a majority holder of the outstanding common stock to obtain representation on the Board of Directors of TD Banknorth. The Class B Common Stock has no substantive rights apart from the right and sole power to vote for the election and removal of Class B directors and related rights.

In 2006 and 2005, we issued 32.9 million and 6.2 million of shares of common stock in connection with acquisitions, respectively. In addition, we sold 29.6 million shares of our common stock to our majority shareholder, The Toronto-Dominion Bank in connection with the Hudson acquisition. In 2006 we repurchased 8.5 million shares of our common stock for $255.5 million in the aggregate (at an average cost of $30.06 per share). In 2005, we repurchased 15.3 million shares at a total cost of $486.4 million, or an average cost of $31.79 per share. There were no shares repurchased in 2004.

Dividend Limitations

Dividends paid by TD Banknorth, NA are the primary source of funds available to us for payment of dividends to our shareholders. TD Banknorth, NA is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by TD Banknorth, NA to us. At December 31, 2006, TD Banknorth, NA had $73.0 million available for dividends that could be paid without prior regulatory approval.

18.	Accumulated Other Comprehensive Income, Net

The following table presents the reconciliation of transactions affecting Accumulated Other Comprehensive Income included in shareholders’ equity for the periods indicated.

	Pre-tax
	Amount	Tax Effect	Net of Tax

For the Year Ended December 31, 2006 (Successor)
Change in unrealized (loss) on securities available for sale	$(2,124)	$743	$(1,381)
Change in unrealized (loss) on cash flow hedges	3,614	(1,265)	2,349
Adjustment to initially apply FAS 158	(2,783)	974	(1,809)
Reclassification adjustment for net losses realized in net income	9,797	(3,429)	6,368

Net change in unrealized gains	$8,504	$(2,977)	$5,527

For the Period March 1, 2005 to December 31, 2005 (Successor)
Change in unrealized (loss) on securities available for sale	$(66,622)	$23,293	$(43,329)
Change in unrealized (loss) on cash flow hedges	(27,461)	9,611	(17,850)
Reclassification adjustment for net losses realized in net income	41,751	(14,613)	27,138

Net change in unrealized (losses)	$(52,332)	$18,291	$(34,041)

For the Period January 1, 2005 to February 28, 2005 (Predecessor)
Change in unrealized (loss) on securities available for sale	$(42,769)	$14,975	$(27,794)
Change in unrealized (loss) on cash flow hedges	(7,851)	(48)	(7,899)
Reclassification adjustment for net losses realized in net income	46,834	(16,392)	30,442

Net change in unrealized (losses)	$(3,786)	$(1,465)	$(5,251)

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pre-tax
	Amount	Tax Effect	Net of Tax

18. Accumulated Other Comprehensive Income, Net — (Continued)
For the Year Ended December 31, 2004 (Predecessor)
Change in unrealized (loss) on securities available for sale	$(18,826)	$6,589	$(12,237)
Change in unrealized (loss) on cash flow hedges	(1,929)	675	(1,254)
Change in minimum pension liability	(1,660)	581	(1,079)
Reclassification adjustment for net losses realized in net income	9,855	(3,449)	6,406

Net change in unrealized (losses)	$(12,560)	$4,396	$(8,164)

19.	Discontinued Operations

As a result of the Hudson acquisition on January 31, 2006, we acquired a 100% interest in United Gasco LLC, a 50% interest in Minnesota Methane and a 100% interest in United Cogen Fuel LLC. The 50% interest in Minnesota Methane is held by a 100% owned subsidiary, UC Investments, Inc., which was established by Hudson solely for that purpose. United Gasco, LLC and UC Investments, Inc. and their subsidiaries are engaged in the extraction and conversion of landfill gas into electricity, which is sold to utilities; this production qualifies as production of fuel from nonconventional sources and generates tax credits under the Internal Revenue Code. United Cogen Fuel LLC owns an alternative energy facility located in North Carolina. We decided to divest our interests in these subsidiaries, and as a result reflect the businesses of these subsidiaries as discontinued operations. In May 2006, we divested our interest in United Cogen Fuel LLC, which had no impact on net income. The excess of the sale price over the book value was recorded as an adjustment to goodwill associated with the Hudson acquisition. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our remaining investments have been classified as “held for sale” and recorded at estimated fair value less costs to sell.

Gross revenues from discontinued operations for the year ended December 31, 2006 amounted to $22 million.

At December 31, 2006, the aggregate total assets and total liabilities of these investments amounted to $24.1 million and $17.7 million, respectively, and were recorded in other assets and other liabilities, respectively.

20.	Earnings Per Share

Earnings per share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share have been calculated by dividing net income by weighted average shares outstanding before any dilution. Diluted earnings per share have been calculated by dividing net income by weighted average shares outstanding after giving effect to the potential dilution that could occur if the potential common shares were converted into common stock using the treasury stock method.

The computations of diluted earnings per share and diluted weighted average shares outstanding exclude the following options to purchase shares of common stock (in actual shares) because they were antidilutive.

Successor	Successor	Predecessor	Predecessor
Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

1,922,003	1,900,356	—	—

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Balance Sheet Deleveraging

In January 2006, we announced a balance sheet restructuring program to be implemented in connection with the pending acquisition of Hudson. The program consisted of the sale of $2.6 billion of mortgage-backed securities with the proceeds reinvested in shorter duration assets. The asset sales will reduce the interest rate risk inherent in these fixed-rate assets related to extension/prepayment risk. In the fourth quarter of 2005, we recorded an impairment loss of $45 million ($29.3 million after-tax) on the $2.6 billion of mortgage-backed securities which were sold in the first quarter of 2006.

Coincident with The Toronto-Dominion Bank transaction in March 2005, we implemented a balance sheet deleveraging program under which $2.9 billion of investment securities were sold and the proceeds from these sales were used to prepay borrowings. In addition, single-family residential mortgage loans with a carrying value of $519 million were reclassified to Loans Held for Sale in February 2005 and were sold in May 2005, with the servicing being retained by TD Banknorth. These deleveraging transactions resulted in a $50.2 million pre-tax loss on sale of securities, a $7.1 million pre-tax loss to record the single-family residential mortgage loans at the lower of cost or market value and a $6.3 million pre-tax charge for prepayment penalties on borrowings.

In connection with the deleveraging program, we entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. These agreements were designed to synthetically convert variable rate loans to fixed-rate assets. The $2.2 billion swap agreements were terminated on December 21, 2005. The $21 million of unrealized loss, net of tax, at the time of termination was recorded in accumulated other comprehensive income and is being amortized into earnings over the remaining life of the original hedges of 8 years as a yield adjustment along with $11 million of related deferred taxes which will also be amortized into earnings based on the schedule of the hedged items.

In 2004, we implemented a balance sheet deleveraging program whereby $1.2 billion of securities were sold at a loss of $17.8 million. Proceeds from the sale of these securities were used to prepay $1.2 billion of borrowings which resulted in $61.5 million of prepayment penalties.

22.	Derivative Instruments

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

Changes in fair value of a derivative that is highly effective and that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the related forecasted transaction affects earnings, generally within 60 to 90 days. For fair value hedges that are fully effective, the gain or loss on the hedge would exactly offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings as a component of other non interest income. We discontinue hedge accounting when we determine that the derivative is no longer effective in offsetting changes in the hedged risk of the hedge item, because it

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Derivative Instruments — (Continued)

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

Our fair value hedges primarily include hedges of fixed-rate long-term debt, brokered time deposits and securities purchased under agreements to resell. In all cases, we have used interest rate swaps to modify the exposure to interest rate risk by converting fixed rate assets and liabilities to a variable rate. All amounts have been included in net interest income consistent with the classification of the hedged items. We did not recognize any gains or losses during 2006 on commitments that no longer qualify as fair value hedges.

Our cash flow hedges include hedges of variability in cash flows from financial instruments denoted in a foreign currency through a cross currency swap and firm commitments tied to market price of The Toronto-Dominion Bank stock through a total return swap. These hedges are intended to reduce the impact of market price and foreign exchange rate changes on future earnings. All amounts affecting earnings have been recognized consistent with the classification of the hedged item, primarily other noninterest income.

In 2006, 2005 and 2004 gains (losses) of $(581), $110 and $0, respectively, was excluded from the assessment of fair value and cash flow hedge effectiveness. We recognized net ineffective cash flow hedge gains (losses) of $(40), $(33) and $0 in 2005 and 2004, respectively, in the consolidated statements of income. At December 31, 2006 and 2005, there were no hedging positions where it was probable that forecasted transactions would not occur within the originally designated time period.

During the next 12 months, net after-tax gains of $1.2 million and net after-tax losses of $4.6 million on derivative instruments included in accumulated other comprehensive income are expected to be reclassified into other noninterest income and interest income, respectively.

We do not apply hedge accounting to all of our economic hedges. We have not applied hedge accounting to certain interest rate floor derivatives or contracts entered into as customer accommodations. These economic hedges are considered speculative and are marked to market through earnings in interest income.

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

Foreign exchange rate contracts are contracts and options that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, we generally set aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, we enter into foreign exchange rate contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts. All foreign exchange contracts outstanding at December 31, 2006 mature within one year. The foreign exchange rate contracts with customers and dealers are carried at fair value in other assets and other liabilities. The changes in the fair value of the foreign exchange rate contracts and the associated fees are included in other noninterest income.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks

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

The following table summarizes our financial instruments with off-balance sheet risk at the dates indicated.

	Contract or Notional Amount
	Successor	Successor
	December 31, 2006	December 31, 2005

Financial instruments with notional or contract amounts which represent credit risk:
Commitments to originate loans, unused lines, standby letters of credit and unadvanced portions of construction loans	$11,155,769	$8,525,071
Commitments to invest in real estate limited partnerships	24,503	15,498
Commitments to invest in small business investments limited partnerships	27,380	28,865
Loans serviced with recourse	179,240	202,367
Financial instruments with notional or contract amounts which exceed the amount of credit risk:
Cross currency swap agreements	228,620	228,620
Commercial loan swap program:
Interest rate swaps with commercial borrowers	1,650,649	1,248,776
Interest rate swaps with dealers	1,650,649	1,248,776
Interest rate caps with commercial borrowers	48,411	21,980
Interest rate caps with dealers	48,411	21,980
Interest rate swaps	1,120,000	—
Interest rate floors purchased	2,000,000	—
Interest rate floors written	(2,000,000)	—
Total return swap	20,031	26,425
Forward commitments to sell loans	15,958	42,531
Foreign currency rate contracts:
Forward contracts with customers	125,121	18,734
Forward contracts with dealers	125,121	18,734
Foreign exchange options:
Options to purchase	1,410	20,823
Options to sell	1,410	20,823
Rate-locked loan commitments	6,439	33,168

Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

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

At December 31, 2006, we had $54.3 million of investments in tax advantaged limited partnerships primarily involved in approved low-income housing investment tax credit projects in our market area and commitments to invest up to an additional $24.5 million in such partnerships. At December 31, 2006, we had $54.2 million invested in small business limited partnerships which primarily provide seed money to businesses in our market area and commitments to invest up to an additional $27.4 million in such partnerships. Investments in both of the foregoing categories of assets are included under other assets. Income or losses related to the limited partnerships are included in other noninterest income.

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

Interest rate swap agreements on subordinated debt, securities purchased under agreements to resell and brokered time deposits synthetically convert contractual fixed-rates to variable- rates tied to LIBOR. These swap agreements are accounted for as a fair value hedges. Changes in the fair value of these swap agreements are included in net interest income.

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

Foreign currency forward contracts are contracts that we enter into as an accommodation for customers involved in international trade for the future delivery or purchase of foreign currency at a specified price. For these customers, we generally set aside a percentage of their available line of credit until the foreign currency contract is settled. Generally, we enter into forward foreign contracts with approved reputable dealers. Risks arise from the possible inability of the seller and/or our customer to perform and from any resultant exposure to movement in foreign currency exchange rates, limiting our exposure to the replacement value of the contracts rather than the notional principal or contract amounts. All foreign exchange contracts outstanding at December 31, 2006 mature within two years. The foreign currency forward contracts are carried on our balance sheet at fair value. The changes in the fair value of the foreign currency contracts and the associated fees are included in other noninterest income.

Legal Proceedings

Ordinary Course Litigation.  In the ordinary course of business, TD Banknorth and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against TD Banknorth and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against TD Banknorth and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of TD Banknorth. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on TD Banknorth’s consolidated results of operations in any future reporting period.

Shareholder Litigation regarding Proposed Transaction.  On November 20, 2006, the day the merger agreement between TD Banknorth and The Toronto-Dominion Bank was announced, five complaints were filed in the Delaware Court of Chancery against TD Banknorth, TD Banknorth’s Board of Directors (the “Board”), and with the exception of one complaint, The Toronto-Dominion Bank. A sixth complaint was filed on November 21, 2006. One week later, two complaints were filed in the Supreme Court of New York on November 28 and 30, 2006, respectively. Finally, a Maine action was filed on December 8, 2006 in Superior Court. All nine complaints are putative class actions filed on behalf of TD Banknorth’s public stockholders, which seek to enjoin the transaction or collect damages on the grounds that disclosure has been inadequate and that the consideration offered by The Toronto-Dominion Bank is inadequate. They all allege that TD Banknorth’s directors and its majority shareholder, The Toronto-Dominion Bank, have breached fiduciary duties to the public shareholders by allowing The Toronto-Dominion Bank to exert undue control over TD Banknorth within the merger process.

In an order issued on November 29, 2006, Vice Chancellor Lamb of the Delaware Court of Chancery approved the Delaware plaintiffs’ motion to consolidate the six Delaware cases into one comprehensive action within that court. On or about February 16, 2007, the parties to the consolidated action In re TD Banknorth Shareholders Litigation entered into a memorandum of understanding providing for the settlement of the six lawsuits comprising this consolidated action, without admission of any wrongdoing by any of the defendants. While TD Banknorth and The Toronto-Dominion Bank believe that these lawsuits are without merit, they agreed to a settlement in order to avoid the burdens and expense of further litigation. Pursuant to the terms of the memorandum of understanding, the parties agreed, among other things, that (i) Wendy Suehrstedt and Peter Verrill will be treated as affiliates of The Toronto-Dominion Bank for purposes of the requirement that the merger agreement be approved by holders of a majority of all outstanding shares of TD Banknorth common stock not owned by The Toronto-Dominion Bank and its affiliates, (ii) TD Banknorth would make certain disclosures requested by the plaintiffs, and (iii) The Toronto-Dominion Bank will establish a settlement fund in an aggregate amount of approximately $2.95 million. If the proposed settlement is finalized and

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.  Commitments, Contingent Liabilities and Other Off-Balance Sheet Risks — (Continued)

approved, this settlement fund amount would be paid on pro rata basis to TD Banknorth stockholders who receive the merger consideration (an estimated $0.03 per share based upon the current number of outstanding shares of TD Banknorth common stock). The memorandum of understanding further states that the parties will enter into a stipulation of settlement, which will provide, among other things, that the complaints in the six actions comprising the consolidated lawsuit will be dismissed with prejudice, and that the final stipulation of settlement will contain a broad general release of all claims that have been or could have been brought by members of the purported class in connection with the merger. The proposed settlement is subject to a number of conditions, including successful completion of confirmatory discovery and negotiation of definitive settlement documentation, completion of the merger, and final approval by the Delaware Court of Chancery following notice to our stockholders.

Motions to stay or dismiss the New York and Maine actions have been filed with the respective courts. The Maine Court has permitted expedited discovery by the plaintiffs to commence.

Operating Lease Obligations

We lease certain properties and equipment used in operations under terms of operating leases which include renewal options. Rental expense under these leases approximated $36.1 million, $22.8 million and $22.2 million for the years ended 2006, 2005 and 2004, respectively.

The following table sets forth the approximate future minimum lease payments over the remaining terms of the non-cancelable leases as of December 31, 2006.

2007	$41,155
2008	37,048
2009	33,060
2010	23,392
2011	17,868
2012 and after	59,941

$212,464

24.	Other Noninterest Income

The following table presents our other noninterest income during the periods indicated.

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

Loan fee income	$55,716	$26,907	$4,549	$26,453
Income on restricted stock	19,390	9,574	1,487	6,157
Mortgage banking services income	6,023	8,795	923	6,562
Venture capital gains (write-downs)	1,523	191	(297)	(2,880)
Covered call premiums	1,344	7,105	1,412	18,024
Miscellaneous income	25,979	14,437	1,030	6,657

Total	$109,975	$67,009	$9,104	$60,973

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Stock-Based Compensation and Incentive Plans

General

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), “Share-Based Payment” using the modified prospective method of transition. As a result of implementing FAS No. 123(R), we recorded $7.7 million of additional compensation expense covering stock options during the year ended December 31, 2006. Including restricted stock and restricted stock units, total stock-based compensation expense recorded for the year ended December 31, 2006 was $28.6 million. The total income tax benefit recognized on stock-based compensation was $11.2 million for year ended December 31, 2006. At December 31, 2006 there was $25.5 million of unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table sets forth pro forma net income and earnings per share for the indicated periods, assuming the adoption of FAS 123(R) as of January 1, 2004, during which the fair value based method was not used to account for stock-based compensation.

	Successor	Predecessor	Predecessor
	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2005	February 28, 2005	December 31, 2004

Net income, as reported	$263,530	$10,448	$304,643
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,432	—	88
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Effect of accelerated vesting of stock options in connection with The Toronto-Dominion Bank transaction	—	(9,293)	—
Other	(11,531)	(2,159)	(16,177)

Pro forma net income (loss)	$260,431	$(1,004)	$288,554

Earnings (loss) per share
Basic — As reported	$1.51	$0.06	$1.78
Pro forma	$1.49	$(0.01)	$1.69
Diluted — As reported	$1.51	$0.06	$1.75
Pro forma	$1.49	$(0.01)	$1.67

Stock Options

The 2003 Equity Incentive Plan, which has been approved by our shareholders, authorizes grants of options and other stock-based awards to our directors, officers and employees for up to 12 million shares of TD Banknorth common stock in the aggregate. At December 31, 2006, there were 4.5 million shares available for grant under this plan.

Options are granted under the 2003 Equity Incentive Plan and predecessor plans at an exercise price equal to the fair market value of the common stock at the date of grant. The options granted generally vest ratably over three years, expire ten years from the date of the grant and are subject to forfeiture if vesting requirements are not met.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.  Stock-Based Compensation and Incentive Plans — (Continued)

The following table presents the weighted average fair value and related assumptions using the Black Scholes option-pricing model for all stock options granted during the periods indicated. There were no options granted for the period January 1, 2005 to February 28, 2005.

	Successor	Successor	Predecessor
	Year Ended	March 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Weighted average fair value	$5.00	$5.30	$8.47
Expected dividend yield	2.97%	2.56%	2.39%
Risk-free interest rate	4.76%	4.32%	3.52%
Expected life	6.0 years	7.5 years	5.00 years
Volatility	15.13%	14.11%	32.22%
Options granted	60,000	4,454,074	119,075

Expected dividend yield is based on our annualized expected dividends per share divided by the average common stock price. Risk-free interest rate is based on the U.S. Treasury constant maturity yield at grant date, the term of which equals the expected life of the options. Expected life is estimated based on our analysis of historical exercise patterns for multiple classes of participants. Expected volatility for 2005 and 2006 is based on historical volatility trends since March 15, 2005, a date shortly after the sale of a majority interest in us to The Toronto-Dominion Bank which we believe to be the most representative estimate of expected volatility over the expected life of the options.

The following table summarizes all activity with respect to stock options granted under our stock compensation plans during the periods indicated.

	Year Ended December 31, 2006
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value (000)’s)

Outstanding at beginning of period	10,228,728	$26.75
Granted	60,000	30.54
Exchanged in acquisitions	259,270	19.78
Exercised	(1,034,350)	24.66
Cancelled and forfeited	(312,846)	29.25

Outstanding at December 31	9,200,802	$26.72	6.41 years	$51,591	(1)

Options exercisable at December 31	6,719,033	$25.50	5.62 years	$45,560	(1)

(1)	Based on the closing stock price on December 31, 2006 of $32.28.

The total intrinsic value of options exercised was $6.5 million during the year ended December 31, 2006, $2.5 million during the period March 1, 2005 to December 31, 2005, $45.9 million during the period January 1, 2005 to February 28, 2005 and $116.8 million during the year ended December 31, 2004.

The total fair value of options vested was $11.1 million during the year ended December 31, 2006, $23.8 million during the period March 1, 2005 to December 31, 2005, $209 thousand during the period January 1, 2005 to February 28, 2005 and $23.0 million during the year ended December 31, 2004.

Cash received from option exercises was $25.5 million during the year ended December 31, 2006, $10.2 million during the period March 1, 2005 to December 31, 2005, $52.7 million during the period

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.  Stock-Based Compensation and Incentive Plans — (Continued)

January 1, 2005 to February 28, 2005 and $144.2 million for the year ended December 31, 2004. The actual tax benefit realized for the tax deduction from option exercises totaled $2.8 million for the year ended December 31, 2006, $1.0 million during the period March 1, 2005 to December 31, 2005, $16.0 million during the period January 1, 2005 to February 28, 2005 and $40.7 million for the year ended December 31, 2005. The tax benefit is reflected in financing activities in the Consolidated Statement of Cash Flows.

The following table summarizes the activity in our nonvested options during the year ended December 31, 2006.

		Weighted
		Average
		Grant-Date
Nonvested Options	Options	Fair Value

Nonvested at January 1, 2006	4,705,537	$5.44
Granted	3,000	4.83
Vested	(1,980,082)	5.62
Forfeited	(246,686)	5.29

Nonvested at December 31, 2006	2,481,769	5.30

Restricted Stock and Restricted Stock Units

Under the 2003 Equity Incentive Plan, we may grant restricted stock and restricted stock units to our directors, officers and eligible employees. At the grant date we determine whether the restricted stock units will be settled in cash or TD Banknorth common stock and the applicable vesting period, which is generally at the end of three years.

The following table summarizes the activity in our nonvested restricted stock and restricted stock units awards during the year ended December 31, 2006.

		Weighted
	Restricted Stock	Average
	and Resticted	Grant-Date
Restricted Stock and Restricted Stock Units	Stock Units	Fair Value

Nonvested at January 1, 2006	1,306,155	$30.05
Granted	300,373	31.72
Vested	(31,789)	30.67
Forfeited	(213,902)	29.91

Nonvested at December 31, 2006	1,360,837	30.02

Vested at December 31, 2006	33,320	31.72

The total fair value of restricted stock and restricted stock units that vested during the period was $1.2 million during the year ended December 31, 2006, $1.0 million for the period March 1, 2005 to December 31, 2005 and $34 thousand during the year ended December 31, 2004. No restricted stock vested during the period January 1, 2005 to February 28, 2005.

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

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.  Stock-Based Compensation and Incentive Plans — (Continued)

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan that is available to employees with one year of service, which has been approved by our shareholders. Under the plan, shares of TD Banknorth common stock may be purchased at a discount to fair market value, subject to limitations set forth in the plan. Effective January 1, 2006, the discount rate was decreased to 5% from 15%. Employees have the right to authorize payroll deductions up to 10% of their salary, subject to limitations set forth in the plan. The Employee Stock Purchase Plan was discontinued as of January 1, 2007.

The following table summarizes the activity under our employee stock purchase plan during the periods indicated.

	Employee Stock Purchase Plan(1)
	Shares	Shares	Average
	Purchased	Available	Price	Expense

Year ended December 31, 2006 (Successor)	96,075	775,972	$29.10	$147
March 1, 2005 to December 31, 2005 (Successor)	136,204	872,047	$24.94	$589	(2)
January 1, 2005 to February 28, 2005 (Predecessor)	43,674	1,008,251	$26.55	$205	(2)
Year ended December 31, 2004 (Predecessor)	171,764	1,051,925	$27.28	$1,244	(2)

(1)	The maximum number of shares which may be issued under the Employee Stock Purchase Plan, as amended, is 2,852,000.

(2)	Pro forma expense.

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

26.	Retirement and Other Benefit Plans

Effective December 31, 2006, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. FAS No. 158 required us to recognize the funded status of our pension plan in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs remaining from the initial adoption of FAS No. 87, all of which were previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the provisions of FAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Retirement and Other Benefit Plans — (Continued)

Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS No. 158.

The incremental effects of adopting the provisions of FAS No. 158 on the consolidated balance sheet at December 31, 2006 are presented in the following table. There was no effect of the consolidated statement of income for the year ended December 31, 2006, or for any period presented, and it will not effect the operating results in future periods. Had we not been required to adopt FAS no. 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the provisions of FAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Applications of Statement 158.”

	At December 31, 2006
	Prior to	Effect of		As Reported at
	Adopting	Adopting		December 31,
	FAS No. 158	FAS No. 158		2006

Identifiable intangible assets	$727,414	$182		$727,596
Other assets	1,203,786	4,870	(1)	1,208,656
Total assets	40,154,033	5,052		40,159,085
Other liabilities	901,991	(2,879	)(2)	899,112
Total liabilities	31,839,919	(2,879)		31,837,040
Accumulated other comprehensive income	(26,705)	(1,809)		(28,514)
Total stockholders’ equity	8,323,854	(1,809)		8,322,045

(1)	Includes adjustment for the qualified plan of ($5.8) million and deferred tax asset of $1.0 million.

(2)	Includes adjustment for the nonqualified plan of $2.6 million and other postretirement benefits of ($5.6) million and $182 thousand for the reversal of the minimum SERP liability.

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service cost of $4.0 million ($2.6 million net of tax) and unrecognized actuarial gains of $1.2 million ($799 thousand net of tax). The prior service cost and actuarial gain included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 is $1.1 million ($686 thousand net of tax) and $373 thousand ($243 thousand net of tax).

Plan Descriptions

We have a qualified non-contributory defined benefit pension plan that covers most employees. The benefits are based on years of service and the employee’s career average earnings. We have historically made cash contributions to the defined benefit pension plan for the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. We expect to contribute approximately $40 million to our pension plans in 2007, none of which is required to satisfy minimum funding requirements. Discretionary contribution amounts may change upon our review of the final 2007 pension obligation and, as in prior years, is expected to be paid entirely in cash.

In connection with acquisitions, we acquired two plans which are part of a multi-employer defined benefit plan. Assets and liabilities by participating employers are not segregated and, accordingly, disclosure of accumulated vested and nonvested benefits and the net assets available for benefits required under SFAS No. 87 and SFAS No. 132 is not possible. Contributions are based on individual employer experience. We contributed $1.1 million to these plans in 2006 and estimate that the 2007 contribution will be approximately $1.4 million.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Retirement and Other Benefit Plans — (Continued)

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

Accounting for Pension Plans

We use a December 31 measurement date to determine our pension expense and related financial disclosure information. In accordance with SFAS No. 87, the discount rate for our retirement plans was set by reference to investment grade bond yields. In 2006 and 2005, the Citigroup Pension Discount Curve and Liability Index was used for guidance. In developing the discount rate or rates used for the plans, each plan’s expected cash flows was applied to the interest rates provided in the Discount Curve as of December 31 to develop a single equivalent discount rate. Similarly, we evaluate the expected long-term rate of return on the assets held in our defined benefit pension plan based on market and economic conditions, the plan’s asset allocation and other factors. As a consequence of our most recent annual review, we increased the discount rate for all of our employee benefit plans from 5.50% as of December 31, 2005 to 5.75% as of December 31, 2006. Our expected rate of return on our pension plan assets was 8.5% for 2006 and 2005.

Pension expense is sensitive to changes in the expected return on assets. For example, adjusting the expected rate of return by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2007 expense for the qualified defined benefit plan by approximately $900 thousand.

Pension expense is also sensitive to changes in the discount rate. For example, adjusting the discount rate by 25 basis points (while holding other assumptions constant) would increase or decrease the forecasted 2007 expense for our qualified defined benefit plan by $865 thousand.

As with the computations on pension expense, cash contribution requirements to the pension plan are sensitive to changes in the assumed discount rate and the assumed rate of return on plan assets. We have traditionally contributed the maximum tax-deductible amount to our pension plan each year.

The following tables set forth the funded status and amounts recognized in our Consolidated Balance Sheets at December 31, 2006 and 2005 for our pension plans (defined benefit and supplemental executive retirement plans) and other post-retirement benefit plans.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Retirement and Other Benefit Plans — (Continued)

	Qualified Pension			Nonqualified Pension			Other Postretirement Benefits
		Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	Successor	March 1, to	January 1, to	Successor	March 1, to	January 1, to	Successor	March 1, to	January 1, to
	Year Ended	December 31,	February 28,	Year Ended	December 31,	February 28,	Year Ended	December 31,	February 28,
	2006	2005	2005	2006	2005	2005	2006	2005	2005

Change in Benefit Obligation
Benefit obligation at beginning of year	$272,060	$247,389	$239,324	$41,148	$32,262	$30,081	$20,765	$20,585	$25,633
Service cost	18,232	12,021	2,369	830	742	106	190	133	37
Interest cost	18,292	11,503	2,253	2,866	1,830	305	1,039	939	214
Assumption changes	(11,249)	10,633	4,973	(824)	817	(93)	(936)	412	(1,156)
Plan amendment	—	—	—	—	—	—	—	—	—
Actuarial loss	2,683	—	190	(1,310)	—	457	(493)	—	(3,886)
Acquired plans	62,884	—	—	14,219	—	—	—	—	—
Benefits paid	(13,793)	(9,011)	(1,513)	(4,395)	(1,471)	(225)	(1,433)	(1,304)	(257)
Expenses paid	(718)	(475)	(207)	—	—	—	—	—	—
Curtailment	(1,911)	—	—	(1,277)	—	—	—	—	—
Liability related to the TD transaction	—	—	—	—	6,968	—	—	—	—
Liability for separate agreements	—	—	—	—	—	1,631	—	—	—

Benefit obligation at end of year	$346,480	$272,060	$247,389	$51,257	$41,148	$32,262	$19,132	$20,765	$20,585

Change in plan assets
Fair value of plan assets at beginning of year	$299,040	$263,786	$263,931	$—	$—	$—	$—	$—	$—
Actual return (loss) on plan assets	37,383	17,140	1,575	—	—	—	—	—	—
Employer contribution	40,000	27,600	—	4,395	1,471	225	1,433	1,304	257
Benefits paid	(13,793)	(9,011)	(1,513)	(4,395)	(1,471)	(225)	(1,433)	(1,304)	(257)
Expenses paid	(718)	(475)	(207)	—	—	—	—	—	—
Acquired plans	65,173	—	—	—	—	—	—	—	—

Fair value of plan assets at end of year	$427,085	$299,040	$263,786	$—	$—	$—	$—	$—	$—

Funded/unfunded status at end of year	$80,605	$26,980	$16,397	$(51,257)	$(41,148)	$(32,262)	$(19,132)	$(20,765)	$(20,585)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$5,845	$0	$0	$(1,439)	$0	$0	$(5,636)	$0	$0
Prior service cost	—	—	—	4,013	—	—	—	—	—

	$5,845	$0	$0	$2,574	$0	$0	$(5,636)	$0	$0

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Retirement and Other Benefit Plans — (Continued)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004

Weighted-average assumptions used to determine benefit obligations at period end:
Discount rate	5.75%	5.50%	5.75%	5.75%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Medical inflation rate	9.00%	7.00%	8.00%	8.00%
Weighted-average assumptions used to determine net periodic benefit cost during the period:
Discount rate	5.50%	5.75%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%
Medical inflation rate	10.00%	8.00%	8.00%	9.00%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	9.00%	6.00%	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.50%	5.00%	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2013	2007	2007	2007
Effect of one-percentage change in assumed health care cost trend rates:

	1% Increase	1% Decrease

Effect on total service and interest cost components	$86	$74
Effect on postretirement benefit obligation	1,368	1,182

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other
	Qualified	Nonqualified	Postretirement
	Pension	Pension	Benefits

2007	$12,366	$2,544	$1,683
2008	13,257	5,297	1,600
2009	14,067	12,842	1,532
2010	14,940	3,227	1,491
2011	15,976	3,299	1,516
2012 — 2015	103,674	18,440	7,316

	$174,280	$45,649	$15,138

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Retirement and Other Benefit Plans — (Continued)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	2006	December 31, 2005	February 28, 2005	2004

Components of net periodic benefit cost:
Qualified Pension
Service cost	$18,232	$12,022	$2,369	$12,326
Interest cost	18,292	11,503	2,253	12,639
Expected (gain) on plan assets	(30,542)	(18,397)	(3,672)	(19,821)
Recognized actuarial loss	—	—	809	3,503
Net amortization and deferral	175	—	(38)	(251)
Other	—	—	—	91

Net periodic benefit cost	$6,157	$5,128	$1,721	$8,487

Nonqualified Pension
Service cost	$831	$741	$106	$576
Interest cost	2,866	1,830	305	1,736
Recognized actuarial loss	—	—	84	413
Net amortization and deferral	1,293	994	41	248
Enhanced SERP settlements	1,585	—	—	—

Net periodic benefit cost	$6,575	$3,565	$536	$2,973

Other Postretirement Benefits
Service cost	$190	$133	$37	$195
Interest cost	1,039	939	214	1,463
Recognized actuarial loss	(336)	(211)	36	344
Net amortization and deferral	—	—	89	532

Net periodic benefit cost	$893	$861	$376	$2,534

The following table presents the plan assets at December 31, 2006 and 2005 and respective target allocations.

	Successor
	December 31, 2006	Target
	Actual Percentage	Allocation
Asset category	of Fair Value	Percentage

Cash	12%	0 - 25%
Equities	57%	40 - 75%
Fixed Income	31%	25 - 60%

	100%

Equity securities at December 31, 2006 and 2005 do not include any TD Banknorth common stock.

Our key investment objectives in managing our defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due (a) to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required corporate contributions, at the appropriate levels of risk, (b) to meet statutory requirements and regulatory agencies’ requirements (c) and to satisfy applicable accounting standards. We periodically evaluate the asset allocations, funded status, investment manager structure, rate of return

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.  Retirement and Other Benefit Plans — (Continued)

assumption and contribution strategy for satisfaction of our investment objectives. The Retirement Committee meets quarterly to review the performance management reports prepared by our investment managers.

401 (k) Plan

We have 401(k) plans covering substantially all permanent employees. We match employee contributions based on a predetermined formula and may make additional discretionary contributions.

The following table sets forth the total expense for these plans during the periods indicated.

Employee 401(k) expense

Year ended December 31, 2006 (Successor)	$11,335
March 1, 2005 to December 31, 2005 (Successor)	$8,461
January 1, 2005 to February 28, 2005 (Predecessor)	$1,873
Year ended December 31, 2004 (Predecessor)	$9,600

27.	Fair Value of Financial Instruments

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

Securities and loans held for sale.  Fair values are based on quoted bid market prices, where available. Where quoted market prices for an instrument are not available, fair values are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instrument being valued. Fair values are calculated based on the value of individual instruments without regard to premiums or discounts that might result from selling our portfolios in one transaction.

Loans and leases.  The fair values of portfolio loans and leases are estimated by discounting the projected future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar quality.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.  Fair Value of Financial Instruments — (Continued)

Commitments and letters of credit not included in the table have contractual values of $11.2 billion and $8.5 billion at December 31, 2006 and 2005, respectively. These instruments generate ongoing fees at our current pricing levels. Of the commitments at December 31, 2006, 43% mature within one year. At December 31, 2006, the approximate fair value of standby letters of credit was $660 thousand and included in other liabilities on the balance sheet. At December 31, 2005, the approximate fair value of the standby letters of credit was $554 thousand.

Mortgage Servicing Rights.  The fair value of our mortgage servicing rights was based on a third party valuation analysis (performed as of November 30, 2006) which considered the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions at that date.

Deposits.  The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on time deposits of similar maturities.

The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”).

Borrowings, including federal funds purchased, securities sold under repurchase agreements, borrowings from the Federal Home Loan Bank and other borrowings.  The fair value of our long-term borrowings is based on broker quotations. For short-term borrowings that mature or reprice in 90 days or less, carrying value approximates fair value.

Financial instruments:

Forward commitments to sell loans held for sale.  The fair value of our forward commitments to sell loans reflects the amount we would receive or pay to terminate the commitment at the reporting date. Of the $16.0 million of forward sales commitments at December 31, 2006, we had $19.1 million in loans available to sell at that date as well as sufficient loan originations subsequent to December 31, 2006 to fulfill the commitments. Consequently, we expect to meet all of our forward sales commitments.

Rate-lock commitments to originate loans held for sale.  The fair values on commitment to originate residential loans at an agreed upon rate (rate-locked) are based on the estimated gain or loss that would be recognized had the underlying loans been funded and sold on the reporting date (i.e., mark-to-market value).

Other derivatives.  Fair values of swaps, caps and floors were based on discounted cash flow models. Foreign exchange forward contracts were valued based on quoted market prices.

Loans sold or serviced with recourse.  Under certain of our loan servicing or sales arrangements, we had $179.2 million of recourse obligations at December 31, 2006. In the event of foreclosure on a sold or serviced loan, we are obligated to repay the buyer or investor to the extent of the remaining balance after application of proceeds from the sale of the underlying collateral. To date, losses related to these recourse arrangements have been insignificant and while we cannot project future losses, the fair value of this recourse obligation also is deemed to be insignificant.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.  Fair Value of Financial Instruments — (Continued)

The following table presents a summary of the carrying values and estimated fair values of our significant financial instruments at the dates indicated.

	Successor		Successor
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$1,377,581	$1,377,581	$769,258	$769,258
Securities purchased under agreements to resell	1,789,866	1,789,766	—	—
Securities — available for sale	2,505,888	2,505,888	4,419,877	4,419,877
Securities — held to maturity	48,457	49,491	64,126	64,487
Loans held for sale	19,112	19,135	31,398	31,540
Loans and leases, net	25,181,863	25,116,578	19,896,697	19,782,443
Mortgage servicing rights	12,791	16,233	16,441	19,331
Liabilities:
Short term borrowings	2,223,512	2,223,512	3,685,540	3,685,540
Deposits (with no stated maturity)	19,384,003	19,384,003	15,076,578	15,076,578
Time deposits	7,620,763	7,621,838	5,196,070	5,198,169
Long term borrowings	1,423,581	1,403,006	1,238,430	1,238,176
Financial instruments with off-balance sheet notional amounts:
Asset and liability management positions:
Forward commitments to sell loans	—	—	(125)	(125)
Rate-lock commitments to originate loans held for sale	7	7	161	161
Interest rate swaps	(822)	(822)	—	—
Interest rate floors purchased	2,634	2,634	—	—
Interest rate floors written	(2,634)	(2,634)
Cross currency swaps	7,881	7,881	5,246	5,246
Total return swap	3,106	3,106	552	552
Customer related positions:
Commercial loan interest rate swaps with borrower	6,188	6,188	3,503	3,503
Commercial loan interest rate swaps with broker	(6,188)	(6,188)	(3,503)	(3,503)
Foreign currency forward contracts with customers	33	33	17	17
Foreign currency forward contracts with dealers	(33)	(33)	(17)	(17)
Foreign exchange options to purchase	6	6	210	210
Foreign exchange options to sell	(6)	(6)	(210)	(210)

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Related Party Transactions

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

The following table sets forth the amounts due to and from The Toronto-Dominion Bank and off-balance sheet transactions with The Toronto-Dominion Bank at December 31, 2006.

	December 31, 2006	December 31, 2005

Cash and due from banks	$3,823	$1,694
Other assets:
Positive fair value marks on derivatives	16,514	8,090
Accounts receivable	—	1,396
Deferred tax asset	878	2,868
Deferred debt issuance costs	1,014	1,110
Identifiable intangible assets	516	—
Interest-bearing deposits from The Toronto-Dominion Bank	15,544	15,013
Other liabilities:
Negative fair value marks on derivatives	14,398	2,856
Funds received for sale of stock on January 1, 2007	405,210	—
Shareholders’ Equity
Accumulated other comprehensive income	(1,631)	(8,865)
Broker commissions paid to TD Securities for common stock repurchases	(476)	(306)
Off-balance sheet transactions (notional amounts):
Interest rate swaps, caps and floors	2,988,244	606,256
Foreign exchange contracts	126,531	39,557

The effect on pre-tax income of transactions with The Toronto-Dominion Bank was an increase of $20.0 million and $21.9 million for the year ended December 31, 2006 and for the period March 1, 2005 to December 31, 2005, respectively. This increase was largely due to the income recorded on interest rate swap agreements which are accounted for as cash flow hedges.

TD Banknorth and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, BASEL II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. Monthly billings under this agreement averaged $0.6 million since March 2005.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.  Related Party Transactions — (Continued)

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

TD Banknorth and The Toronto-Dominion Bank have entered into referral fee arrangements under which The Toronto-Dominion Bank pays TD Banknorth for the referral of new business and/or potential customers, primarily in the area of trade finance, foreign exchange, large corporate loans and import/export letters of credit. For the year ended December 31, 2006 and for the period March 1, 2005 to December 31, 2005, we received referral fees of $3.6 million and $2.9 million, respectively, from The Toronto-Dominion Bank.

In December 2005, we entered into an equity total return swap that matures on March 1, 2008. This swap will return to us the change in price on 386,453 common shares of The Toronto-Dominion Bank on the NYSE less the cost to carry these shares, which is equal to three month LIBOR less The Toronto-Dominion Bank quarterly dividend. This swap hedges the restricted share units tied to the price of The Toronto-Dominion Bank common shares granted under the TD Banknorth Restricted Share Unit Plan on March 1, 2005. In August and September 2006, we reduced the number of shares covered by this swap to 386,453 from 509,809 due primarily to the fixing of the value of the restricted share units held by two officers and, to a lesser extent, the adjustment in the number of restricted shares units based on our performance for 2005.

On December 22, 2005, The Toronto Dominion Bank assigned its deposit account at TD Banknorth, N.A. to TD Banknorth, NA to provide collateral security for any indebtedness to TD Banknorth, NA, in satisfaction of the requirements of Section 23A of the Federal Reserve Act.

On October 3, 2006, TD Banknorth, NA entered into an agreement with The Toronto-Dominion Bank to occupy 500 square feet of space on the 19th floor of 31 West 52nd Street, New York, New York, consisting of a portion of the space leased by The Toronto-Dominion Bank at that location. The annual rent amounts to $30,000 per year.

By agreement dated March 1, 2005 TD Banknorth, NA acquired limited rights to use the trademarks and service marks of The Toronto-Dominion Bank, subject to substantial restriction and protections imposed by The Toronto-Dominion Bank.

On November 17, 2006, TD Banknorth, NA assumed $21 million of checking accounts, and purchased associated overdraft protection lines of credit of Canadian resident customers of TD Bank, USA, N.A. The related $551 thousand deposit premium is included in identifiable intangible assets and is amortized over 10 years.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.  Related Party Transactions — (Continued)

In July 2005, The Toronto-Dominion Bank opened a joint TD Banknorth-TD Ameritrade branch in Braintree, MA. The branch combines the banking services offered by TD Banknorth and the discount brokerage services offered by TD Ameritrade, and may serve as the prototype for other shared facilities. The Toronto-Dominion Bank owns approximately 39% of TD AMERITRADE Holding Corporation. In connection with the opening of this joint branch, TD Banknorth, NA entered into a sublease, dated June 20, 2005, relating to this office from TD Ameritrade and a related Securities Marketing Agreement, dated July 1, 2005. The annual rent for this facility is $9,600 per year.

At December 31, 2006, we also had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. TD Banknorth did not utilize the line of credit in 2006.

TD Banknorth, NA has been approved to purchase up to $2.5 billion of Federal Funds from The Toronto-Dominion Bank at the Federal Funds market rate. There have been no purchases of Federal Funds from The Toronto-Dominion Bank to date.

29.	Condensed Financial Information — Parent Company Only

Set forth below are Condensed Financial Statements of TD Banknorth on a parent-only basis.

	Successor	Successor
	December 31, 2006	December 31, 2005
Balance Sheets
Assets:
Cash and due from banks	$82,191	$80,832
Interest bearing deposits	440,341	142,971
Securities available for sale	60,373	55,835
Investment in subsidiaries	8,871,932	6,803,758
Other assets	62,735	24,399

Total assets	$9,517,572	$7,107,795

Liabilities and shareholder’s equity
Senior notes, net of hedge	$149,411	$148,914
Subordinated debentures supporting mandatory redeemable trust securities	555,615	404,462
Due to subsidiaries	46	166
Other liabilities	490,455	70,380
Shareholders’ equity	8,322,045	6,483,873

Total liabilities and shareholder’s equity	$9,517,572	$7,107,795

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
Statements of Income
Operating income:
Dividends from subsidiaries	$284,340	$230,000	$298,549	$—
Net gains (losses) on sales of securities	82	(28)	—	(6)

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
29. Condensed Financial Information — (Continued)
Other operating income	8,587	5,527	1,481	6,680

Total operating income	293,009	235,499	300,030	6,674

Operating expenses:
Interest on borrowings	38,732	24,767	6,063	32,716
Merger and consolidation costs	15,160	2,238	23,697	5,447
Change in unrealized gain on derivatives	—	(221)	—	—
Other operating expenses	41,985	27,153	819	5,104

Total operating expenses	95,877	53,937	30,579	43,267

Income before income taxes and equity in undistributed earnings of subsidiaries	197,132	181,562	269,451	(36,593)
Income tax benefit	(29,432)	(8,503)	(15,783)	(12,811)

Income before equity in undistributed earnings of subsidiaries	226,564	190,065	285,234	(23,782)
Equity in undistributed earnings of subsidiaries	112,567	73,465	(274,786)	328,425

Net income	$339,131	$263,530	$10,448	$304,643

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
Statements of Cash Flows
Cash flows from operating activities:
Net income	$339,131	$263,530	$10,448	$304,643
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Undistributed earnings of subsidiaries	(112,567)	(73,465)	274,786	(328,425)
Distribution of restricted stock units	—	1,910	—	365
Net amortization of premium and discounts	(12,923)	(7,651)	(115)	—
(Increase) decrease in amounts receivable from subsidiaries	—	188	10,728	(10,917)
Increase (decrease) in amounts payable to subsidiaries	(120)	166	—	(978)
Other, net	(1,470)	39,028	13,437	10,784

Net cash provided by (used in) operating activities	212,051	223,706	309,284	(24,528)

Cash flows from investing activities:
Purchase of available for sale securities	—	—	(254)	—
Sales of available for sale securities	275	29	—	28
Securities impairment charge	—	53	—	—
Capital contribution to subsidiaries	(1,050)	—	—	—
Cash used in business acquisitions	(941,874)
Cash acquired in acquisition	130,406	—	11,109	1,518
Proceeds from sale of investment to subsidiary	9,503	—	—	6,150

Net cash (used in) provided by investing activities	(802,740)	82	10,855	7,696

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Successor	Predecessor	Predecessor
	Year Ended	March 1, 2005 to	January 1, 2005 to	Year Ended
	December 31, 2006	December 31, 2005	February 28, 2005	December 31, 2004
29. Condensed Financial Information — (Continued)
Cash flows from financing activities:
Payments on long-term debt	(24,515)	—	—	—
Dividends paid to shareholders	(201,440)	(111,034)	(37,383)	(135,132)
Treasury stock acquired	(255,470)	(486,408)	—	—
Proceeds from stock issued in connection with employee benefit plans	23,843	27,094	37,991	148,596
Issuance of stock to The Toronto-Dominion Bank	941,790	—
Funds received in advance of Interchange acquisition	405,210

Net cash (used in) provided by financing activities	889,418	(570,348)	608	13,464

Net (decrease) increase in cash due from banks	298,729	(346,560)	320,747	(3,368)
Cash and cash equivalents at beginning of year	223,803	570,363	249,616	252,984

Cash and cash equivalents at end of year	$522,532	$223,803	$570,363	$249,616

Supplemental disclosure information:
Cash paid for interest	$52,929	$29,504	$8,110	$32,666

The parent-only Statements of Changes in Shareholders’ Equity are substantially similar to the Consolidated Statement of Changes in Shareholders’ Equity and therefore are not presented here.

We also hold an investment in a subsidiary, Northgroup Captive Insurance, Inc., which insures approximately $100,000 of the $1,000,000 retention on our existing directors’ and officers’ liability policy

30.	Subsequent Events (unaudited)

On January 1, 2007, we completed the acquisition of Interchange Financial Services Corporation (“Interchange”) for $480.6 million in an all-cash transaction. Interchange, which was headquartered in Saddle Brook, New Jersey, had $1.6 billion in assets, $1.2 billion in deposits and $176.5 million of shareholders’ equity at December 31, 2006. Pursuant to the merger agreement, holders of shares of Interchange common stock are entitled to receive $23.00 in cash for each share outstanding.

On January 1, 2007, we sold 13,000,000 shares of our common stock at $31.17 per share, or an aggregate of $405.2 million, to our majority shareholder, The Toronto-Dominion Bank pursuant to a Letter Agreement, dated as of April 13, 2006, in order to fund a portion of the cash consideration payable in the Interchange acquisition.

On November 20, 2006, we entered into an agreement and plan of merger with The Toronto-Dominion Bank providing for the acquisition by The Toronto-Dominion Bank of all of the outstanding shares of common stock of TD Banknorth Inc. not currently owned by The Toronto-Dominion Bank or its affiliates for $32.33 per share in cash. The transaction is subject to the approval of TD Banknorth shareholders. Assuming receipt of this approval, the transaction is expected to close in the first or second quarter of 2007. Upon completion of the transaction, TD Banknorth will become a wholly-owned subsidiary of The Toronto-Dominion Bank.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31.	Selected Quarterly Data (unaudited)

			2006 (Successor)				2005 (Successor)				Predecessor
			Fourth	Third	Second	First	Fourth	Third	Second	March 1, to	January 1, to
			Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	March 31	February 28
Condensed Income Statement
Interest income			$503,462	$504,098	$492,823	$456,499	$363,917	$350,679	$342,447	$115,516	$228,132
Interest expense			208,328	203,034	185,990	174,055	120,477	101,682	89,819	27,563	63,348

Net interest income	(A	)	295,134	301,064	306,833	282,444	243,440	248,997	252,628	87,953	164,784
Provision for loan and lease losses			15,200	13,755	8,719	6,900	6,000	5,500	3,597	1,000	1,069

Net interest income after provision for loan and lease losses			279,934	287,309	298,114	275,544	237,440	243,497	249,031	86,953	163,715
Noninterest income(1)	(B	)	128,831	128,306	127,068	117,839	60,097	103,607	117,272	22,261	3,361
Noninterest expense, excluding merger and restructuring costs(2)	(C	)	276,622	279,946	271,485	257,218	210,700	210,566	214,965	68,735	123,182
Merger and restructuring costs	(D	)	11,199	14,089	14,583	19,818	4,957	1,163	5,368	3,927	27,264

Income before income taxes			120,944	121,580	139,114	116,347	81,880	135,375	145,970	36,552	16,630
Income tax expense			35,997	37,989	44,405	38,799	26,315	46,634	50,375	12,919	6,182

Income (loss) from continuing operations, net of tax			84,947	83,591	94,709	77,548	55,565	88,741	95,595	23,633	10,448
Income (loss) from discontinuing operations, net of tax			(1,509)	2,511	(1,323)	(1,342)	—	—	—	—	—

Net income(1)(2)			$83,438	$86,102	$93,386	$76,206	$55,565	$88,741	$95,595	$23,633	$10,448

Weighted average shares outstanding:
Basic			228,578	228,878	228,130	209,690	173,745	173,661	173,428	180,581	184,964
Diluted			229,635	229,101	228,777	210,444	174,427	174,398	174,261	181,505	186,747
Basic earnings per share:
Income from continuing operations			$0.38	$0.37	$0.42	$0.37	$0.32	$0.51	$0.55	$0.13	$0.06
Income (loss) from discontinuing operations, net of tax			($0.01)	$0.01	($0.01)	($0.01)	$0.00	$0.00	$0.00	$0.00	$0.00
Net income			$0.37	$0.38	$0.41	$0.36	$0.32	$0.51	$0.55	$0.13	$0.06
Diluted earnings per share:
Income from continuing operations			$0.37	$0.37	$0.41	$0.37	$0.32	$0.51	$0.55	$0.13	$0.06
Income (loss) from discontinuing operations, net of tax			($0.01)	$0.01	—	($0.01)	—	—	—	—	—
Net income			$0.36	$0.38	$0.41	$0.36	$0.32	$0.51	$0.55	$0.13	$0.06
Financial Ratios
Return on average assets(1)(2)(3)			0.83%	0.86%	0.93%	0.79%	0.69%	1.11%	1.20%	0.86%	0.22%
Return on average equity(1)(2)(3)			3.99%	4.15%	4.58%	4.07%	3.42%	5.44%	5.98%	4.24%	1.91%
Net interest margin (fully-taxable equivalent)(3)			3.95%	4.01%	4.07%	3.83%	3.96%	4.09%	4.12%	4.19%	3.84%
Noninterest income as a percent of total income(4)			30.39%	29.88%	29.29%	29.44%	19.80%	29.38%	31.70%	20.20%	2.00%
Efficiency ratio(1)(2)(5)			67.89%	68.48%	65.93%	69.21%	71.05%	60.05%	59.57%	65.93%	89.47%

(1)	Noninterest income included net securities losses of $50.0 million in the first quarter of 2005, and lower of cost or market adjustments of $7.5 million in the first quarter of 2005 relating to the reclassification of $521 million of residential loans from held in portfolio to held for sale. These items were incurred as part of balance sheet deleveraging programs implemented during these periods. Noninterest income also included a change in unrealized loss on derivatives of $8.2 million in March 2005.

TD BANKNORTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31.  Selected Quarterly Data (unaudited) — (Continued)

(2)	Noninterest expense included prepayment penalties on borrowings of $6.3 million in the period January 1, 2005 to February 28, 2005 which were incurred as part of balance sheet deleveraging programs.

(3)	Annualized.

(4)	Represents noninterest income as a percentage of net interest income and noninterest income. Noninterest income as a percent of total income is calculated as (B) divided by (A+B).

(5)	Represents noninterest expenses as a percentage of net interest income and noninterest income. Efficiency ratio is calculated as (C+D) divided by (A+B).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders TD Banknorth Inc.:

We have audited the accompanying consolidated balance sheets of TD Banknorth Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of TD Banknorth Inc. for the year ended December 31, 2004 were audited by other auditors whose report dated February 25, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TD Banknorth Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TD Banknorth Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TD Banknorth Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TD Banknorth Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TD Banknorth Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that TD Banknorth Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TD Banknorth Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TD Banknorth Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of TD Banknorth Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Banknorth Group, Inc.:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of Banknorth Group, Inc. and subsidiaries (“Banknorth”) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of Banknorth’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Banknorth Group, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

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

Management Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

Changes in Internal Controls Over Financial Reporting.   No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of TD Banknorth

Our Board of Directors is comprised of Class A directors who are elected by all stockholders and Class B directors who are designated and elected by The Toronto-Dominion Bank in its capacity as the holder of the Class B common stock. Pursuant to our certificate of incorporation, our directors are elected for one-year terms and until their successors are elected and qualified. A resolution of the Board of Directors currently has established the number of directors at eighteen, consisting of fourteen Class A directors and four Class B directors. There are no arrangements or understandings between the persons serving as director and any other person pursuant to which such person was selected as a nominee for election as a director at the last annual meeting of shareholders, except that Mr. Drew was nominated for election pursuant to a commitment made by us in connection with our acquisition of CCBT Financial Companies, Inc. (“CCBT”) on April 30, 2004, and Brian M. Flynn and David A. Rosow were nominated for election pursuant to a commitment made by us in connection with our acquisition of Hudson United Bancorp on January 31, 2006. No director is related to any other director or executive officer of TD Banknorth or of any of its subsidiaries by blood, marriage or adoption.

Set forth below for each of the directors of TD Banknorth is their respective present principal occupation or employment, the name and principal business of the corporation or other organization in which such occupation or employment is conducted and the five-year employment history of each such director.

Class A Directors

Robert G. Clarke, 56, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2003. Mr. Clarke was a former Board member of Howard Bank prior to its merger into TD Banknorth, N.A. He is a former member of the Banknorth Vermont State Advisory Board and the Chancellor of Vermont State Colleges from 2000 to the present. He was formerly the Interim Chancellor of Vermont State Colleges from 1999 to 2000 and formerly the President of Vermont Technical Colleges from 1984 to 1999. He is a Director and a designated “audit committee financial expert” for Central Vermont Public Service Corporation (NYSE: CV), a Director and Chair of the Vermont Electric Power Company, Inc., a Director and Chair of Vermont Electric Transmission Co. and a member of the Governor’s Council of Economic Advisors. He is a participant in numerous state, civic and community committees and councils.

P. Kevin Condron, 62, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 1998. Mr. Condron was the former Chairman of Safety Fund National Bank and a Director of CFX Corporation, which were acquired by TD Banknorth in 1998. He has served as Chairman and Chief Executive Officer of The Granite Group LLC, a plumbing and heating wholesale distributor, from 1998 to the present and formerly served as President and Chief Executive Officer of Central Goulet Supply from 1972 through 1997. He is a director of the Worcester Business Development Corp and the former Clerk of the Greater Worcester Community Foundation. He is a former Trustee of the Allmerica Investment Trust and of the Allmerica Securities Trust and is a Trustee of the College of the Holy Cross.

John Otis Drew, 57, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2004. Mr. Drew was the former Chairman of the Board of CCBT Financial Companies, Inc. and its subsidiary bank, Cape Cod Bank and Trust Company, N.A., which were acquired by TD Banknorth in 2004. He is the Principal and President of John A. Drew, Realtor (Hyannis, MA), which he began with in 1976, and is a member of various non-profit organizations.

Brian Flynn, 47, is a Director of TD Banknorth and TD Banknorth, N.A. Mr. Flynn was a former Board member of Hudson United Bancorp and Hudson United Bank prior to their mergers into TD Banknorth and TD Banknorth, N.A., respectively, on January 31, 2006. He is a Certified Public Accountant and has been Managing Partner of O’Connor Davis Munns & Dobbins LLP’s New Jersey office since 1991.

Joanna T. Lau, 48, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2006. Ms. Lau has served as the Chief Executive Officer and Chairman of LAU Technologies, an executive consulting and investment company, since 1990. She is a Director of ITT Education Services, Inc. (NYSE: ESI), a former Director of BostonFed Bancorp, Inc., a Director of the National Defense Industrial Association, a Director of the John F. Kennedy Library Foundation, a Trustee of Bryant University and a Director of the New England Chapter of the National Association of Corporate Directors.

Dana S. Levenson, 53, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 1996. Mr. Levenson was a former Director of Bank of New Hampshire Corporation, which was acquired by TD Banknorth in 1996. He has served as Principal, The Levenson Group, a real estate investment firm, from 1997 to present. He served as the President of Ann Ellen Enterprises, Inc., a 35-store specialty retail operation from 1981 to 1996. He is the President of Quatro Realty Corporation, a Member of the Portsmouth Rotary Club, the Treasurer of the Dartmouth Club of the Seacoast, the Chairman of the Portsmouth Economic Development Commission and a Trustee of the Portsmouth Public Library.

Steven T. Martin, 66, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2003. Mr. Martin was a Director of American Financial Holdings, Inc. from 1979 until its merger into TD Banknorth in February 2003. He is a Principal of Martin Associates, a consulting group to international industrial companies, since 2003. From 1998 through 2002, Mr. Martin served as Executive Vice President of Ingersoll-Rand Company, with which he served in various capacities, including President of the Production

Equipment Group of Ingersoll-Rand Company or related entities since 1962. He is a Director of the Stonington, Connecticut Historical Society.

John M. Naughton, 70, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 1999. Mr. Naughton was Chairman of the Board and Director of SIS Bancorp, Inc. from 1990 until its acquisition by TD Banknorth in 1999. He formerly served as Executive Vice President of Massachusetts Mutual Life Insurance Company until his retirement in 1997.

Irving E. Rogers, III, 46, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2001. Mr. Rogers was a former Director of Andover Bancorp from 1996 until its merger into TD Banknorth in 2001. He was the former Chairman and Publisher of The Eagle-Tribune Publishing Company from 1998 until its acquisition in September 2005. He is a Trustee of the Lahey Clinic and the Brooks School and a member of the Board of the Lawrence, Massachusetts Boys & Girls Club.

David A. Rosow, 64, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2006. Mr. Rosow was a former Board member of Hudson United Bancorp and Hudson United Bank prior to their mergers into TD Banknorth and TD Banknorth, N.A., respectively, on January 31, 2006. He has served as Chairman and Chief Executive Officer of Rosow & Company, Inc., a private investment company, and as Chairman of International Golf Group, Inc., a golf course ownership, management and development company, since 1990. He formerly served as a Director and Chairman of Westport Bank and Trust from 1990 to 1996, prior to its acquisition by Hudson United. He has been a Trustee of a Fairfield Country Day School since 1980 and was a member of the New York Stock Exchange from 1989 to March 2006.

William J. Ryan, 63, has served as Chairman and Chief Executive Officer of TD Banknorth and TD Banknorth, N.A. since July 1989. Mr. Ryan also served as President of TD Banknorth and TD Banknorth, N.A. from July 1989 until September 2006. He also serves as a Director and Vice Chair of The Toronto-Dominion Bank (NYSE: TD), a Director of Wellpoint, Inc. (formerly Anthem) (NYSE: WLP), a Director of UnumProvident Corp. (NYSE: UNM), a Trustee of Libra Foundation, a member of the Board of Advisors of the University of New England, and a Trustee of Colby College.

Curtis M. Scribner, 69, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 1977. He has been a Principal of C.M. Scribner & Co., a real estate holding company, since 1995. He is the past Chairman and current Trustee of Hurricane Island Outward Bound and a Director of Rufus Deering Co. He is a member of the Maine Committee of the Newcomen Society and Corporator of the Maine Medical Center, a Director of the Maine Community Foundation, an Honorary Trustee of the North Yarmouth Academy and a Trustee of the Welch Foundation.

Peter G. Vigue, 59, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2006. Mr. Vigue has served as President and Chief Executive Officer of the Cianbro Corporation, a construction and construction services company, since 1991. He is Chair of the Maine Economic Research Institute. He is a Director of the Eastern Maine Healthcare Systems, a Trustee of the Maine Central Institute and Chair of the University of Maine Pulp and Paper Foundation. He is a member of the Executive Board of the Construction Industry Roundtable and a Past Chair of the Maine Chamber of Commerce. He is a former Mayor of the Town of Pittsfield, ME.

Gerry S. Weidema, 59, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2002. Ms. Weidema is a former Director and/or audit committee member of the Bank of New Hampshire Corporation, the Bank of New Hampshire, The First National Bank of Portsmouth and Hampton Cooperative Bank prior to their acquisition by TD Banknorth. She has been a Certified Public Accountant with Weidema & Lavin, CPAs, PA, an accounting firm specializing in accounting and tax issues for a wide variety of closely-held companies and individuals, since 1993, and is a Certified Financial Planner with W&L Financial Services, LLC. She is a Board member of the New Hampshire Society of CPAs, a member of the Ethics committee of the NH Society of CPAs, a member of the American Institute of Certified Public Accountants, and a Board member and the Treasurer of PlusTime NH. She is a member of the University of New Hampshire Parents Association and Alumni Association, a Board Member and Treasurer of the Feminist Health Center of

Portsmouth, and a member of the University of New Hampshire Sexual Harassment and Rape Prevention Program Committee.

Class B Directors

William E. Bennett, 60, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2005. Mr. Bennett is a Director of The Toronto-Dominion Bank (NYSE: TD). He is the former President and Chief Executive Officer of Draper & Kramer, Inc., a Chicago-based financial services and real estate company. Prior to 1994, he served as Executive Vice President and Chief Credit Officer of First Chicago Corp. and its principal subsidiary, The First National Bank of Chicago. He is a director of various non-profit organizations.

W. Edmund Clark, 59, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2005. Mr. Clark is a Director and the President and Chief Executive Officer of The Toronto-Dominion Bank (NYSE: TD) and a Director of TD AMERITRADE Holding Corporation (Nasdaq: AMTD). Prior to December 20, 2002, he served as President and Chief Operating Officer of The Toronto-Dominion Bank. Prior to joining The Toronto-Dominion Bank in connection with its acquisition of CT Financial Services Inc. on February 1, 2000, he served as President and Chief Executive Officer of CT Financial Services Inc.

Bharat B. Masrani, 50, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2005. Mr. Masrani has served as President of TD Banknorth and TD Banknorth, N.A. since September 2006. He served as Vice Chair and Chief Risk Officer of The Toronto-Dominion Bank from November 2005 until September 2006. Prior to November 2005, he served as Executive Vice President, Risk Management of The Toronto-Dominion Bank, and prior to May 2003, he served as Executive Vice President of The Toronto-Dominion Bank and Vice Chair, Credit Asset Management of TD Securities. Prior to October 2002, he served as Executive Vice President of The Toronto-Dominion Bank and President and Chief Executive Officer of e.Bank and TD Waterhouse International. Prior to May 2002, he served as Senior Vice President of The Toronto-Dominion Bank and President and Chief Executive Officer of TD Waterhouse International. Prior to January 2002, he served as Vice Chair, President and Chief Executive Officer of TD Waterhouse Europe and Senior Vice President of The Toronto-Dominion Bank.

Wilbur J. Prezzano, 66, is a Director of TD Banknorth and TD Banknorth, N.A., and has served as such since 2005. Mr. Prezzano is a Director of The Toronto-Dominion Bank and TD AMERITRADE Holding Company (“Nasdaq: AMTD). He is the retired Vice Chairman of Eastman Kodak Company, an imaging products and services company and is also a director of a number of companies, including Lance, Inc. (Nasdaq: LNCE), Roper Industries, Inc. (NYSE: ROP) and EnPro Industries, Inc. (NYSE: NPO).

Executive Officers Who Are Not Directors

Set forth below for each of the executive officers of TD Banknorth who are not also directors is their respective present principal occupation or employment, the name and principal business of the corporation or other organization in which such occupation or employment is conducted and the five-year employment history of each such executive officer.

Peter J. Verrill, 58, was elected Vice Chairman and Chief Operating Officer of TD Banknorth and TD Banknorth, N.A. effective February 1, 2006, after serving as Senior Executive Vice President and Chief Operating Officer of TD Banknorth and TD Banknorth, N.A. since January 1996. Mr. Verrill served as Chief Financial Officer of TD Banknorth until early 2003. From 1988 through December 1995, Mr. Verrill served as Executive Vice President, Treasurer and Chief Financial Officer of TD Banknorth. Previously, Mr. Verrill served as Senior Vice President and Treasurer of TD Banknorth, N.A. (formerly Peoples Heritage Bank) from March 1978 through January 1988. Mr. Verrill is a director and Capital Campaign Vice Chair of Pine Tree Council Boy Scouts of America; a director and vice chair of the Finance Committee of the Roman Catholic Diocese of Portland, Maine; a director, member of the Finance Committee and Capital Campaign Vice Chair of Ronald McDonald House of Portland, Maine; and a director and Treasurer of TrainRiders Northeast. Mr. Verrill is a member of the American Institute of Certified Public Accountants and the Maine Society of Public Accountants.

R. Scott Bacon, 53, was appointed Executive Vice President, Investments and Insurance effective August 2006, and also serves as President of TD Banknorth New Hampshire, a position he has held since April 1997. Currently, Mr. Bacon oversees the activities of TD Banknorth Insurance Group and Bancnorth Investment Planning Group, Inc., the insurance agency and financial planning subsidiaries, respectively, of TD Banknorth, N.A., and TD Banknorth Wealth Management, a division of TD Banknorth, N.A. Mr. Bacon is a member of the Board of the Business and Industry Association of New Hampshire, a member of the Board of the Heritage United Way and a member of the Board of the Northeast Region of the Boy Scouts of America.

Stephen J. Boyle, 45, is Executive Vice President and Chief Financial Officer of TD Banknorth and TD Banknorth, N.A. Mr. Boyle was appointed Chief Financial Officer in early 2003 and is responsible for the finance, accounting, treasury and tax functions at TD Banknorth. Mr. Boyle joined TD Banknorth in 1997 as Executive Vice President and Controller. He was formerly Director of Financial Reporting at Barnett Banks, Inc. in Florida. Mr. Boyle is a Trustee of the Berwick Academy and serves on the Vestry of St. Georges Episcopal Church.

John W. Fridlington, 62, was elected Senior Executive Vice President and Chief Lending Officer of TD Banknorth and TD Banknorth, N.A. effective February 1, 2006, after serving as Executive Vice President and Chief Lending Officer since 2003. In 1992, Mr. Fridlington initially was elected Executive Vice President of TD Banknorth and Executive Vice President of Commercial Lending of TD Banknorth, N.A. (formerly Peoples Heritage Bank). Mr. Fridlington’s banking career includes over 25 years of service in various capacities at Heritage Bank, Community Savings Bank, BayBank Valley Trust Co., Mechanics Bank and New England Merchants Bank, all of which were located in Massachusetts. Mr. Fridlington serves as a trustee of the Susan Curtis Foundation, a director of Friends of Casco Bay and a director of CEI Community Ventures, Inc. Mr. Fridlington also is a member of the Risk Management Association, a professional association of lending and risk management professionals.

Carol L. Mitchell, 51, was elected Senior Executive Vice President of TD Banknorth and TD Banknorth, N.A. effective February 1, 2006, after serving as Executive Vice President of TD Banknorth and TD Banknorth, N.A. since January 1997. Ms. Mitchell joined TD Banknorth in August 1990 and was elected Senior Vice President, General Counsel and Clerk in 1992. Ms. Mitchell currently is the General Counsel, Chief Administrative Officer and Secretary of TD Banknorth and TD Banknorth, N.A. and oversees the Legal, Human Resources, Strategic Planning and Community Development Departments and the Enterprise Project Management Office. Ms. Mitchell is an attorney, admitted to practice law in Maine, and is a member of the American Bar Association, the Maine Bar Association and the Cumberland Bar Association. Ms. Mitchell is a member and Treasurer of the Maine Chapter of the International Women’s Forum; a member of the American Society of Corporate Secretaries, the Vice President and a director of the University of Maine School of Law Foundation; a director of the United Way of Greater Portland; a director of The Mitchell Institute; and a director and Vice Chairman of the Board of the YWCA of Greater Portland.

Suzanne Poole, 54, has been Executive Vice President, Retail Distribution of TD Banknorth and TD Banknorth, N.A. since January 2007. Previously, she was Senior Vice President, Pacific Region, of TD Canada Trust since January 2002. Previous to that, she was Senior Vice President, Ontario North and East Region of TD Canada Trust since February 2000. In her previous role, she served as a member of the boards of TD’s Friends of the Environment Foundation, Vancouver Aquarium and the Telus World of Science.

Edward P. Schreiber, 48, is Executive Vice President, Chief Risk Officer and Regulatory Liaison of TD Banknorth and TD Banknorth, N.A. Mr. Schreiber was elected Executive Vice President, Chief Risk Officer and Regulatory Liaison of TD Banknorth in 1999. Prior to joining TD Banknorth, Mr. Schreiber held various positions throughout the United States with The Office of the Comptroller of the Currency of the United States for over 19 years, including Senior Supervisory Data Analyst, Field Manager and Regional Bank Examiner in Charge. Mr. Schreiber is a Certified Risk Professional. Mr. Schreiber serves on the FASB Advisory Council and the Nominating Committee of the Risk Management Associates.

Wendy Suehrstedt, 49, was elected Senior Executive Vice President and President and CEO, Mid-Atlantic Division, of TD Banknorth and TD Banknorth, N.A. effective February 1, 2006, after serving as Executive Vice President and Chief Retail Banking Officer of TD Banknorth and TD Banknorth, N.A. since January

1997. Previously, Ms. Suehrstedt served as Senior Vice President of Retail and Small Business Banking at TD Banknorth, N.A. (formerly Peoples Heritage Bank) from 1994 to 1997 and Senior Vice President of TD Banknorth, N.A. in charge of Commercial Credit Policy and Administration from 1991 to 1994. She joined TD Banknorth, N.A. as Vice President of Commercial Loan Review in 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and executive officers and certain persons who own more than 10% of our common stock are required:

•	to file reports of their ownership of our common stock and any changes in that ownership with the SEC and the NYSE by specific dates, and

•	to furnish us with copies of the reports.

Based on our records and other information, we believe that these filing requirements were satisfied by our directors and executive officers in 2006, except for Forms 4 reporting the grant to each of our non-employee directors of options to purchase 2,000 shares of our common stock, which were filed late due to an administrative error, and one Form 4 reporting the sale of 442 shares by Mr. Drew’s spouse, which was filed late.

Corporate Governance

Our business and affairs are managed by or under the direction of our Board of Directors. Our Board of Directors has adopted Corporate Governance Guidelines which formalize various practices which the Board believes are necessary for it to review and evaluate our business and operations. You may view our Corporate Governance Guidelines on our website at http://www.tdbanknorth.com/investorrelations and may obtain a printed copy of these guidelines by sending a written request to our Secretary at TD Banknorth Inc., P.O. Box 9540, Two Portland Square, Portland, Maine 04112-9540. Our Board of Directors regularly monitors developments in the area of corporate governance and adopts changes, as appropriate, to its Corporate Governance Guidelines and practices to comply with applicable requirements and to adopt what it believes are the best policies and practices for TD Banknorth.

Lead Directors

TD Banknorth’s outside directors (which consist of all directors other than Messrs. Ryan, Clark and Masrani) have elected two lead directors, who are responsible for coordinating the activities of the other outside directors, including the establishment of the agenda for executive sessions of the outside directors, and who preside over the executive sessions of the outside directors. P. Kevin Condron and Curtis M. Scribner currently serve as our lead directors.

Communications with the Board

Pursuant to our Corporate Governance Guidelines, interested parties may communicate with the members of our Board of Directors who have been designated as our lead directors or with our outside directors as a group by writing to our lead directors at the following address: Lead Directors, TD Banknorth Inc., Two  Portland Square, P.O. Box  9540, Portland, Maine 04112-9540. Our Corporate Governance Guidelines provide a formal process for handling letters received by TD Banknorth and addressed to the lead directors or other non-management members of the Board. Under that process, the General Counsel and Secretary of TD Banknorth shall review all such correspondence and regularly forward to the Board a summary of all such correspondence and copies of all correspondence that, in the opinion of the General Counsel and Secretary, deal with the functions of the Board or committees thereof or that she otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by TD Banknorth that is addressed to members of the Board and request copies of any such correspondence.

Code of Conduct and Ethics

Since 1991, we have maintained a comprehensive Code of Conduct and Ethics which covers all directors (including advisory directors), officers and employees of TD Banknorth and its subsidiaries. The Code of Conduct and Ethics requires that our directors, officers and employees avoid conflicts of interest; maintain the confidentiality of information relating to TD Banknorth and its customers; engage in transactions in our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Conduct and Ethics; and comply with other requirements which are intended to ensure that they conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of TD Banknorth. Our Code of Conduct specifically imposes standards of conduct on TD Banknorth’s chief executive officer, chief financial officer, principal accounting officer and other persons with financial reporting responsibilities which are identified in a regulation issued by the SEC dealing with corporate codes of conduct

All of our directors, officers and employees are required to affirm in writing that they have reviewed and understand the Code of Conduct and Ethics. We provide training for our directors, officers and employees on the Code of Conduct and Ethics and their legal obligations when they join TD Banknorth.

You may view a copy of our Code of Conduct and Ethics on our website at http://www.tdbanknorth.com/investorrelations and may obtain a printed copy by sending a written request to our Secretary at TD Banknorth Inc., P.O. Box 9540, Two Portland Square, Portland, Maine 04112-9540.

Audit Committee

The primary responsibilities of the Audit Committee are to:

•	monitor the integrity of TD Banknorth’s consolidated financial statements, financial reporting process and systems of internal controls regarding finance and accounting, its risk management and compliance with legal and regulatory requirements;

•	appoint, compensate and monitor the independence and performance of TD Banknorth’s independent registered public accounting firm, as well as monitor the independence and performance of TD Banknorth’s internal audit department; and

•	provide an avenue of communication among the independent registered public accounting firm, management, the internal audit department and the board of directors.

The members of the Audit Committee currently are directors Robert G. Clarke (Chair), William E. Bennett, Brian Flynn, Dana S. Levenson, Steven T. Martin, Irving E. Rogers III, Curtis M. Scribner and Gerry S. Weidema. Our Board of Directors has determined that Messrs. Clarke and Martin and Ms. Weidema meet the requirements established by the SEC for qualification as an audit committee financial expert, as well as have accounting and related financial management expertise within the meaning of the requirements of the NYSE.

The Audit Committee operates pursuant to a written charter, which can be reviewed on our website at http://www.tdbanknorth.com/investorrelations.

Committee Charters

The Audit Committee, the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee operate pursuant to written charters, which can be reviewed on our website at http://www.tdbanknorth.com/investorrelations. A shareholder may obtain a printed copy of any of the charters by sending a written request to our Secretary at TD Banknorth Inc., P.O. Box 9540, Two Portland Square, Portland, Maine 04112-9540.

Item 11	Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of TD Banknorth’s compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. TD Banknorth specifically cautions investors not to apply these statements to other contexts.

The Human Resources and Compensation Committee (the “Committee”) of our board of directors is responsible for, among other things, the establishment and review of our compensation policies and programs for our executive officers and ensuring that our executive officers are compensated in a manner consistent with the compensation policy. The Committee also monitors our executive succession plan, and reviews and monitors our performance as it affects our employees and the overall compensation policies for our employees.

Objectives of the Compensation Programs

Overview.  Our philosophy is to align executive compensation with the interests of our stockholders and to determine the components of executive compensation to accomplish the following objectives:

•	to reward executives for enhancement of stockholder value as reflected in our annual earnings performance and the market price of our common stock;

•	to balance rewards for accomplishment of short- and long-term performance goals;

•	to have greater portions of total compensation at risk for performance as the management level increases;

•	to encourage ownership of our common stock through annual grants of equity awards; and

•	to attract and retain highly qualified executives critical to our long-term success.

Our compensation strategy is to provide executives with competitive base salaries along with performance-based annual and long-term incentives which provide an appropriate balance and focus between near- and long-term objectives.

Pay-for-Performance Philosophy.  The Committee believes that a significant portion of executive compensation should be closely linked to both our and the individual’s performance. The Committee’s “pay-for-performance” philosophy is reflected in our compensation practices, which tie a significant portion of executive compensation to the achievement of both short- and long-term financial objectives of TD Banknorth. This philosophy is reflected in annual incentive awards, which generally have been directly linked to the achievement of short-term financial objectives set by the Committee, although the Committee does retain discretion to award bonuses outside of the Executive Incentive Plan, which may be tied to individual performance, in the event it determines that it is in the best interests of TD Banknorth to do so, and did so during 2006. See “— Compensation Program Design — Discretionary Bonuses” for more information. Equity-based long-term incentive awards are designed to motivate executives to meet our long-term performance goals as well, with performance-based restricted stock unit awards based on our performance over a three-year period as measured against pre-established performance goals. As a result, under our compensation program in place during 2006, a significant amount of compensation is contingent on the achievement of key financial objectives of TD Banknorth.

We also seek to ensure that compensation reflects annual evaluations of corporate and individual performance. In the case of our chief executive officer, these evaluations are performed by the members of the board, in conjunction with The Toronto-Dominion Bank, and in the case of our other executive officers named in the Summary Compensation Table appearing in this Item, who we refer to as our “named executive officers,” they are performed by the chief executive officer and reviewed in detail with the Committee. These evaluations include a review of the accomplishments of the executive officer during the year, as well as evidence during the year of leadership abilities, areas that need improvement and assessment of achievement of defined goals during the year.

Role of Executive Officers and Management.   With the oversight of the chief executive officer and the chief administrative officer, as well as representatives of The Toronto-Dominion Bank, our Human Resources Department, in consultation with executive compensation consultants Towers Perrin, formulates recommendations on matters of compensation philosophy, plan design and the general guidelines for executive officer compensation. These recommendations are then considered by the Committee. The chief executive officer, the chief administrative officer and the director of human resources generally attend Committee meetings but are not present for the executive sessions or for any discussion of their own compensation.

Use of Benchmarking.  Our compensation model for executives targets total compensation to be competitive (at least the 50th percentile on average) when measured against a range of selected comparable companies, including bank holding companies and banks in our size range. Comparability is established based on several criteria, including size and scope of business. This benchmarking is done with respect to each of the key elements of our executive compensation program discussed above (base salary, annual incentives and equity-based compensation) for the compensation of individual executives where job descriptions are sufficiently similar. Targeting the 50th percentile helps ensure that our compensation practices will be competitive in terms of attracting and retaining executive talent. This compensation analysis was carried out for 2006 with the assistance of Towers Perrin utilizing published survey sources. In addition, for the chief executive officer, the analysis includes a review of proxy statement data from select peer companies.

The following are the peer companies used in this analysis for 2006:

AmSouth Bancorporation	Astoria Financial Corporation
Comerica, Inc.	Commerce Bancorp, Inc.
Commerce Bancshares, Inc.	Compass Bancshares, Inc.
First Horizon National Corporation	Hibernia Corporation
Hudson City Bancorp, Inc.	Huntington Bancshares, Inc.
M & T Bank Corporation	Marshall & Ilsley Corporation
New York Community Bancorp, Inc.	North Fork Bancorporation, Inc.
Regions Financial Corporation	Sovereign Bancorp, Inc.
Synovus Financial Corporation	Unionbancal Corporation
Zions Bancorporation

In relation to the peer proxy group, TD Banknorth’s asset size was $28.7 billion as compared to a median asset size of the peer group of $31.5 billion at the time of analysis.

Use of Tally Sheets.  The Committee reviews for the chief executive officer a summary report or “tally sheet,” which sets forth the total dollar value of the chief executive officer’s annual compensation, including base salary, annual incentive award, long-term incentive compensation, perquisites, pension benefit accruals and other compensation. The Committee uses the tally sheet to estimate total annual compensation to the chief executive officer and consider payouts to the chief executive officer under certain termination scenarios. While the Committee considers compensation previously paid to the chief executive officer as well as the other named executive officers in determining current compensation, the primary focus of the Committee’s compensation actions is retaining the executive in light of prevailing competitive market practices and on motivating future performance.

Employment and Retention Agreements.  Each of the named executive officers has entered into an employment or retention agreement with us. These agreements were entered into in connection with the negotiation of the terms of The Toronto-Dominion Bank’s acquisition of a majority interest in TD Banknorth (the “Initial Acquisition”) in order to increase the likelihood that these persons would remain in the employ of TD Banknorth following completion of the Initial Acquisition. Each of the agreements provides that during the term of the agreement the executive will receive an annual base salary at least equal to his or her base salary in effect immediately prior to the completion of the Initial Acquisition, will have incentive compensation opportunities no less favorable than those available to the executive prior to the completion of the acquisition and will be entitled to participate in all employee benefit plans offered by TD Banknorth to its employees. See “Employment and Retention Agreements” for a complete description of these agreements. The events under which severance would be paid to a named executive officer and the amount thereof were negotiated with The Toronto-Dominion Bank in connection with the Initial Acquisition.

Impact of Going-Private Transaction.  On November 19, 2006, we and The Toronto-Dominion Bank entered into an agreement and plan of merger which sets forth the terms and conditions under which we will become a wholly-owned subsidiary of The Toronto-Dominion Bank (the “Going-Private Transaction”). The Going-Private Transaction requires the approval of shareholders other than The Toronto-Dominion Bank and its affiliates and, if obtained, is expected to be consummated in March or April of this year. Following the Going-Private Transaction, the compensation philosophy, governance and policies of TD Banknorth will be subject to change by The Toronto-Dominion Bank, except that the provisions of existing employment and retention agreements will continue to apply. Also, for the period following completion of the Going-Private Transaction until December 31, 2008, The Toronto-Dominion Bank has agreed to provide, or to cause to be provided, all employees of TD Banknorth and its subsidiaries as of the completion of the Going-Private Transaction with compensation and employee benefit plans, programs and arrangements that are, in the aggregate, no less favorable than those generally provided to such employees immediately prior to completion of the Going-Private Transaction, excluding any benefits provided pursuant to the employee stock purchase plan, which will be terminated.

Compensation Program Design

Our compensation program for executives consists primarily of the following components:

•	Base salary;

•	Annual incentive compensation;

•	Long-term compensation in the form of equity awards; and

•	Retirement benefits

Each component of the program, and the manner in which the Committee determined each component for 2006, are discussed in detail below. In addition, we provide employee benefits that are consistent with practices in our market areas and of our competitors. These benefits consist of programs for employees generally, including tax-qualified pension and savings plans, health benefits, life insurance and other welfare benefits. For executives this also includes non-qualified supplemental retirement plans or agreements, a deferred compensation plan and perquisites which are intended to be market-competitive.

Base Salary.  Base salary reflects the external market value of a particular role, as well as the experiences and qualifications that an individual brings to the role. Base salaries are on average targeted to the median of the base salary paid by companies in our peer group for a particular role, in order to ensure that we are able to compete in the market for outstanding employees without unduly emphasizing fixed compensation. Base salaries are reviewed annually, and adjusted to realign salaries with market levels and take into account individual responsibilities, performance and experience. For 2007, this review will occur in the first quarter.

Annual Incentive Plan.  In early 2001, the Committee approved the establishment of an Executive Incentive Plan, which was approved by our stockholders in 2002. The primary purpose of the Executive Incentive Plan is to reward key executives with competitive incentives when our performance meets or exceeds internal and/or external performance criteria. Annual incentive targets are set at market-competitive levels using survey data provided by Towers Perrin. The Committee considered such factors as prior year earnings per share growth, current year economic conditions and shareholder expectations to set an earnings per share growth target.

Under the Executive Incentive Plan, for 2006 we established annual bonuses levels at specific targets of 100% and 75% for Messrs. Ryan and Verrill, respectively, and at 65% for the other named executive officers, of base salary range mid-point upon achieving cash operating earnings per share results, with a maximum payout of 200% and 150% for Messrs. Ryan and Verrill, respectively, and of 130% for the other named executive officers. The earnings per share target for 2006 was $2.63 per share cash operating earnings, which represented growth in cash operating earnings per share of 6%, with a minimum of cash operating earnings of $2.52 per share. Because we were unable to achieve the minimum growth in cash operating earnings for the year ended December 31, 2006, no bonuses were paid to any of the named executive officers under the Executive Incentive Plan for performance in 2006. See “— Discretionary Bonuses” for a discussion of discretionary awards made in July 2006 for service in 2005.

Because of the pending Going-Private Transaction, the Committee did not believe that it was appropriate to continue using an operating earnings per share target for annual bonuses in 2007 as it has in the past. Bonuses for 2007 services will be determined in the discretion of the Committee and The Toronto-Dominion Bank at a subsequent date. It is anticipated that the distribution of discretionary bonuses will be based on a variety of factors, including revenue and expense goals for TD Banknorth in 2007 and individual performance. The Committee established target bonuses to be paid to the named executive officers, subject to discretion, as follows:

•	for each of Messrs. Ryan and Verrill, 100% of the mid-point salary for their grade levels; and

•	for each of Messrs. Boyle and Fridlington and Ms. Suehrstedt, 70% of the mid-point salary for their grade levels.

The actual bonuses payable for 2007 to the named executive officers will range from 0% to a maximum of 200% of the salary grade mid-point for Messrs. Ryan and Verrill and 140% of the salary grade mid-point for Messrs. Boyle and Fridlington and Ms. Suehrstedt.

Discretionary Bonuses.  In 1998, the Committee adopted guidelines for the recognition of key employees for the successful completion of major acquisitions. The Committee believed that, given the importance of acquisitions to our growth strategy, it was important to reward those executives who played a key part in the evaluation, negotiation, closing and conversion of major acquisitions, which require careful coordination and integration efforts to overcome significant operational and reputational risks that are presented. A number of factors are used as guidelines for determining the amount of discretionary bonuses paid following completion of an acquisition, including the size and complexity of the transaction, the successful completion of the operational conversion and the achievement of anticipated synergies and cost-savings. The percentage increase in the asset size of the company is applied to the normal annual equity grant amount to determine the amount of the merger recognition bonus, which under the guidelines is generally in the form of equity awards.

In July 2006, following the successful conversion of Hudson United Bancorp, the Committee determined to award discretionary bonuses under the guidelines described above. Due to the impact of accounting changes with respect to stock options, as well as the higher perceived value of cash, the Committee decided that the bonuses be paid in the form of cash. The acquisition bonuses were approximately $412,000 and $186,000 for Messrs. Ryan and Verrill, respectively, and were approximately $116,000 for each of Messrs. Boyle and Fridlington and Ms. Suehrstedt. No acquisition bonuses were paid to Messrs. Ott and Greene.

In addition, the Committee determined that the bonus for the named executive officers be increased by the amount of bonuses that would have been earned by those executives for 2005 under the Executive Incentive Plan had the floor of 10.5% cash earnings per share growth not been imposed, to recognize their significant contribution to TD Banknorth in 2005. This decision resulted in additional bonus amounts of approximately $581,000 and $235,000 for Messrs. Ryan and Verrill, respectively, and approximately $148,720 for each of the other named executive officers, except for Mr. Ott, whose bonus was $100,000 to reflect the change in his responsibilities during 2006.

In addition to these bonuses, the Committee retains the discretion to make cash or equity bonus awards to executive officers as circumstances dictate, including to reward the executive for exceptional individual performance, to provide incentive for the performance of additional duties, or for retention purposes. In January 2006, the Committee determined to award to Ms. Suehrstedt, in consideration of the increased responsibilities resulting from her assignment as President and CEO of the new Mid-Atlantic Division during a time of significant transition following consummation of the acquisition of Hudson United on January 31, 2006, a $100,000 bonus upon completion of the acquisition and a $100,000 retention bonus to be paid on January 31, 2007 if she remained in that position. The Committee also awarded her 5,000 restricted stock units on January 31, 2006, which vest and are settled in cash on the third anniversary of the acquisition of Hudson United.

In late March 2006, the Committee determined to award to Mr. Fridlington a discretionary cash bonus of $100,000 in both June 2006 and 2007 to reflect and recognize the additional duties assumed by him in connection with the restructuring of management in early 2006.

Equity Awards

Overview.  Our long-term incentive program is intended to serve a number of objectives. These include aligning the interests of executives with those of our shareholders, and focusing senior executives on the achievement of well-defined, long-term performance objectives that are aligned with our corporate strategy, thereby establishing a direct relationship between compensation and operating performance. The program also furthers the goal of executive retention, since an executive officer will forfeit any unvested awards in the event the officer voluntarily terminates employment with us, except in the event of death, disability or retirement.

We traditionally awarded stock options annually at market exercise prices and established fixed share guidelines for the annual grant of stock options to ensure comparability with the grants of stock options to executives at our peer companies. In accordance with the recommendations made by Towers Perrin, which was reviewed by the Committee’s independent consultant at the time, we updated our guidelines for the annual grant of stock options in 2001, which were intended to be competitive with grants of stock options to executives of our peer companies.

Due in part to the requirement to expense stock options for financial reporting purposes and expected changes in market practices, in 2005 we reviewed our past practices with respect to the delivery of long-term incentives. Following this review, we decided to move to the use of a combination of stock options and performance-based restricted stock units settling in cash as long-term incentives.

Performance-Based Restricted Stock Units.  In January 2006, the Committee granted performance-based restricted stock units to our executive officers and other employees. The number of target units, with each unit representing one share of TD Banknorth common stock, issued to each of TD Banknorth’s named executive officers were as follows: 24,530 target units to Mr. Ryan, 12,300 target units to Mr. Verrill, and 11,220 target units to the other named executive officers. The number of actual units will range from 0% to 300% of the number of target units, depending upon TD Banknorth’s compound average increase in operating earnings per share from January 1, 2006 through December 31, 2008, as follows:

Three-Year Compound Average Increase in Operating EPS	Actual Units as a Percentage of Target Units

Less than 4%	0%
4.0% (Threshold)	25%
5.0%	50%
6.0% (Target)	100%
7.0%	200%
8.0% or higher (Maximum)	300%

The number of actual units will then be adjusted downward on a pro rata basis if the named executive officer is not employed for the full three-year performance period. A recipient’s award will be forfeited if his or her employment is terminated prior to December 31, 2008 and prior to any change in control for other than death, disability or retirement. See “Effects of Privatization on Outstanding Equity-Based Awards” for a discussion of the adjustments to these awards effective upon completion of the Going-Private Transaction.

In determining the amount of units granted, which generally are consistent with the equity grant value awarded in 2005, the Committee considered the contractual obligation of TD Banknorth under the employment and retention agreements, which provide that the named executive officers will have incentive compensation opportunities no less favorable than those available to the executive prior to the completion of the Initial Acquisition. The Committee increased the number of units awarded to Messrs. Ryan and Verrill to maintain competitive market incentive levels for their positions and responsibilities. Equity values for 2006 were to be delivered in the form of both the performance-based restricted stock units issued in January 2006 (comprising approximately 35% of the total annual value) and in the form of stock options to be delivered in October 2006 (comprising approximately 65% of the total annual value).

Except as set forth below, the number of final units earned, if any, will be paid out in cash based on the closing sales price of a share of TD Banknorth common stock on December 31, 2008. If a change in control of The Toronto-Dominion Bank or TD Banknorth occurs during the three-year performance period, then the number of units deemed earned will equal the number of target units multiplied by a percentage equal to the greater of (i) the percentage corresponding to our actual compared average increase in operating earnings per share through the end of the calendar quarter immediately preceding the date of the change in control, and (ii) 100%. The units will then be paid out within 60 days following the change in control. The Going-Private Transaction will not constitute a new change in control for purposes of these equity awards.

In October 2006, the Committee determined to move the annual option grant date from October to January 2007, as a January grant date will tie to our fiscal year end and is consistent with the timing of our annual total compensation review. The Committee also decided to eliminate stock option grants to executives and instead to award only long-term incentive compensation solely in the form of performance-based restricted stock units that settle in cash and are tied to our three-year performance goals.

At its December 2006 meeting, the Committee awarded, effective January 1, 2007, performance-based restricted stock units at the target level of performance over a three-year performance period as follows: Mr. Ryan, 78,100 units; Mr. Verrill, 31,000 units; Mr. Boyle, 20,500 units; Mr. Fridlington, 20,500 units; Ms. Suehrstedt, 20,500 units; and Mr. Ott, 20,300. The award levels are consistent with the value of equity awards in 2005, as required by the employment and retention agreements, except for the awards to Messrs. Ryan and Verrill, which were increased to maintain competitive market incentive levels for their positions and responsibilities.

The performance-based restricted stock units have three-year performance criteria which compare the relative total shareholder return of The Toronto-Dominion Bank over the three year period to a peer group, with the performance factor to be applied being not less than 80% or greater than 120% of the target number of units. The restricted stock units will be converted into restricted stock units with respect to the common shares of The Toronto-Dominion Bank upon completion of the Going-Private Transaction based upon an exchange ratio, which is defined as the merger consideration of $32.33 per share of TD Banknorth common stock divided by the average of the daily weighted average prices for common shares of The Toronto-Dominion Bank on the Toronto Stock Exchange (converted into U.S. dollars) for the ten consecutive full trading days ending on the third business day prior to completion of the Going-Private Transaction. The restricted stock units will be settled in cash following the three-year anniversary of the date of grant. If the Going-Private Transaction is not completed, the performance criteria will be inapplicable and the target number of units will vest as if the award was a time-based vesting award from the date of grant and the number of actual units will equal the number of target units.

TD RSUs Granted in March 2005.  In connection with the Initial Acquisition, pursuant to their respective employment or retention agreement, on March 1, 2005 we granted restricted stock units in common shares of The Toronto-Dominion Bank (“TD RSUs”), with a grant date value equal to $6 million in the case of Mr. Ryan, $3 million in the case of Mr. Verrill and $2 million in the case of each of Messrs. Boyle, Fridlington, Ott and Greene and Ms. Suehrstedt. The TD RSUs will be paid out in cash based on the closing price of the common shares of The Toronto-Dominion Bank on March 1, 2008, unless the executive elects to defer the cash payment under the terms of our deferred compensation plan. Under the terms of the grant, the number of TD RSUs that will be paid out in cash will be adjusted up or down, but not by more than 20%, to reflect the performance of TD Banknorth against an annual growth in operating earnings per share target established each year by the Committee, provided that such operating earnings per share target may not increase by more than 10% annually. Each year, one-third of the initial number of TD RSUs granted are subject to the performance factor for that year. The operating earnings per share target and performance result will, in the discretion of the Committee, take into account adjustments for items like changes in accounting methodologies, merger and consolidation charges related to the Initial Acquisition and acquisitions by us, extraordinary items and cost and revenue synergies between us and The Toronto-Dominion Bank as determined by the Committee. In January 2006, the Committee established the 2006 target of a 6% increase in operating earnings per share, which equates to $2.63 operating earnings per share for 2006, in order for 100% of the TD RSUs attributable to calendar 2006 to be paid. Our actual operating earnings per share of $2.13 for 2006 was below the minimum performance threshold of $2.58, and as a result, only 85% of the TD RSUs subject to the 2006 performance factor were earned in 2006. See “Effects of Privatization on Outstanding Equity-Based Awards” for a discussion of the adjustments to these awards effective upon completion of the Going-Private Transaction.

Retirement Benefits.  We provide for all employees meeting minimum age and service requirements a qualified defined benefit retirement plan. In addition, for our executive officers we provide a supplemental retirement plan, or in certain cases, we have entered into supplemental retirement agreements (together, “SERPs”), which the Committee believed were necessary to provide a competitive total pension benefit plan. For a description of these supplemental retirement agreements and the supplemental retirement plan, please see “Pension Benefits”. Under the employment and retention agreements, the executives will be entitled to receive various enhancements to their SERPs on March 1, 2008, with earlier vesting to occur upon a termination of their employment due to death, disability, involuntary termination other than for cause or voluntary termination by the executive for good reason. These enhancements were agreed to in order to increase the likelihood that these persons would remain in our employ following the completion of the Initial Acquisition.

Compensation of New Chief Executive Officer

Effective March 1, 2007, Bharat Masrani, currently our President, will assume the role of Chief Executive Officer. As he only began his service with us in September 2006, his compensation for 2006 was not sufficient for him to be considered a “named executive officer” under the rules and regulations of the SEC. Currently, Mr. Masrani receives an annual base salary of $500,000 as President. His base salary as chief executive officer, as well as his opportunities for short- and long-term incentive compensation, will be considered and established by the Committee after he assumes that role.

Effects of Going-Private Transaction on Outstanding Equity-Based Awards

Under the merger agreement for the Going-Private Transaction, The Toronto-Dominion Bank has agreed to pay out the TD RSUs at the target level of performance if such a settlement is more favorable to our executive officers (other than Messrs. Ott and Greene, whose awards were previously amended) than a payment based on actual performance. The Toronto-Dominion Bank agreed to do so after Messrs. Ryan, Verrill and Boyle and Ms. Mitchell had indicated their willingness to execute waiver letters in which they agreed that the Going-Private Transaction, together with any changes in job duties, status or reporting responsibilities that are directly attributable to the Going-Private Transaction, will not constitute either “good reason” or a “change in control” for the purposes of their employment or retention agreement or in any compensation plan in which they participate. The amount that The Toronto-Dominion Bank has agreed to pay reflects what the six executive officers would have been entitled to be paid in the event they were able to resign for good reason or their employment was terminated without cause following the Going-Private Transaction. Because our actual performance for 2005 and 2006 was below the target level in each of those years, this provision will have the effect of increasing the cash payments to which the holders of such awards would otherwise be entitled, unless our actual performance in 2007 is substantially above the target level for 2007. The performance measure following the Going-Private Transaction will be changed to the relative total shareholder return measure used by The Toronto-Dominion Bank, which compares The Toronto-Dominion Bank’s relative total shareholder return to that of a peer group. If the Going-Private Transaction does not occur, the TD RSUs will continue to be earned and paid out in accordance with their original terms.

The merger agreement also provides for the adjustment of outstanding restricted stock units that are based on the value of TD Banknorth common stock. Upon completion of the Going-Private Transaction, each such restricted stock unit will be valued with reference to a number of common shares of The Toronto-Dominion Bank equal to the number of the notional shares of TD Banknorth common stock in respect of such award immediately prior to the Going-Private Transaction multiplied by the exchange ratio, as described above. For our performance-based restricted stock units, performance for portions of the performance period completed through December 2006 will be based on our actual performance. Because our operating earnings per share through December 31, 2006 were below the minimum threshold, none of the target units were earned as of December 31, 2006, and therefore the original number of target units for the restricted stock unit grant in May 2005 will be reduced by two-thirds, and the original number of target units for the restricted stock unit grant in January 2006 will be reduced by one-third. For portions of the performance periods completed after December 2006, The Toronto-Dominion Bank and TD Banknorth have agreed to adjust the performance measures to performance criteria which measure The Toronto-Dominion Bank’s relative total shareholder return compared to a peer group. These new performance criteria will be for a one-year period, in the case of restricted stock units granted in May 2005, and for a two-year period in the case of restricted stock units granted in January 2006. The number of actual units will be determined by multiplying the remaining number of target units by a performance factor, with the performance factor being not less than 80% or greater than 120%. The use of total shareholder return will result in less downside risk to the executive, as under the new formula a minimum of 80% of target will be paid out regardless of performance, as opposed to the current measurement, under which no payout is made if performance is less than 4% three-year compound average increase in operating earnings per share. If the Going-Private Transaction does not occur, these restricted stock units will continue to be earned and paid out in accordance with their original terms.

Upon completion of the Going-Private Transaction, each outstanding and unexercised option to purchase shares of TD Banknorth common stock that would expire no later than December 31, 2008 will be converted into the right to receive an amount in cash equal to the product of the excess (if any) of the merger consideration of $32.33 per share over the exercise price of the option and the number of shares of TD Banknorth common stock subject to such option. At that time, all other outstanding and unexercised options to purchase shares of TD Banknorth common stock will be converted into options to acquire a number of common shares of The Toronto-Dominion Bank equal to the product of the number of shares of TD Banknorth stock subject to the option multiplied by the exchange ratio, as defined above, rounded down to the nearest whole share, at an exercise price per share of The Toronto-Dominion Bank equal to the exercise price per share of the TD Banknorth common stock subject to the option divided by the exchange ratio, rounded up to the nearest cent.

Stock Ownership Guidelines

In 2005, the Committee revised our stock ownership guidelines to take into account the Initial Acquisition and commitments made by certain of our executives to comply with The Toronto-Dominion Bank’s executive share ownership guidelines. Under the revised guidelines, an executive is expected to hold shares having a value determined as a multiple of base salary. For each of the named executive officers, the base salary multiple is to be comprised of fifty percent ownership of TD Banknorth common stock and fifty percent ownership in The Toronto-Dominion Bank common shares. Both direct and indirect ownership and ownership through employee benefit plans are taken into account. For Messrs. Ryan and Verrill, the expected total level of investment is six times base salary, and for Messrs. Boyle, Fridlington and Ms. Suehrstedt, the expected level is two times base salary. Mr. Greene retired effective December 31, 2006, and Mr. Ott is no longer an executive officer and therefore is not subject to these requirements. When ownership guidelines were reviewed in 2006, all named executive officers subject to these requirements met or exceeded the guidelines.

Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code, publicly-held companies are subject to a maximum income tax deduction of $1 million with respect to annual compensation paid to any one of the named executive officers, with certain exceptions for performance-based compensation and stock options. The

Committee’s objective is to structure our executive compensation plans to maximize the deductibility of executive compensation under the Internal Revenue Code, and each of our equity incentive plans and the Executive Incentive Plan have been structured to provide for the grant of deductible performance-based compensation. In addition, in January 2005 we amended our deferred compensation plan to provide for the automatic deferral of compensation to the extent the executive’s annual compensation subject to the deductibility limit would exceed $1 million. The Committee reserves the right, however, in the exercise of its business judgment, to establish appropriate compensation levels for executive officers that may exceed the limits on tax deductibility established under Section 162(m). In 2006, no compensation was paid which exceeded the deductibility limit of $1 million. Following the Going-Private Transaction, Section 162(m) will no longer be applicable as we will no longer be a publicly-held company.

Conclusion

The Committee believes that our compensation program for executive officers supports the Committee’s philosophy that compensation should be designed to attract, motivate and retain executive officers and employees in such a way as to create value for the benefit of our shareholders. The Committee feels confident that, with the assistance of compensation consultants as it deems necessary, as well as through benchmarking, our salary, bonus, equity-based and other compensation programs, we are able to create a competitive compensation package. In addition, the Committee believes that this helps reinforce our commitment to maintaining a pay-for-performance culture. Based on a thorough review of all elements of our executive compensation programs, policies and practices, the Committee believes that the total mix of compensation provided to our named executive officers is appropriate.

Compensation Committee Interlocks and Insider Participation

No member of the Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of the Committee.

Summary Compensation Table

The following table discloses compensation for the year ended December 31, 2006 received by our principal executive officer, our principal financial officer, our three other most highly-compensated executive officers (based on total compensation earned less change in pension value and nonqualified deferred compensation earnings) and two additional officers for whom disclosure would have been provided based on total compensation but for the fact that the officer was not serving as an executive officer at the end of 2006.

								Change in
								Pension Value
								and Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
		(1)	(2)		(3)	(4)	(5)	(6)	(7)

William J. Ryan	2006	$966,808	$993,145		$3,009,284	$801,733	—	$1,680,000	$100,357	$7,551,327
Chairman and Chief Executive Officer(8)
Stephen J. Boyle	2006	306,461	265,170		962,119	149,127	—	38,000	22,493	1,743,370
Executive Vice President and Chief Financial Officer
Peter J. Verrill(9)	2006	536,535	420,825		1,516,465	260,032	—	475,000	17,164	3,226,021
Vice Chairman and Chief Operating Officer
John W. Fridlington	2006	331,723	365,170	(10)	1,006,180	244,905	—	271,000	14,259	2,233,237
Senior Executive Vice President and Chief Lending Officer
Wendy Suehrstedt(11)	2006	319,167	365,170	(12)	1,055,497	200,245	—	63,000	72,645	2,075,724
Senior Executive Vice President and President and CEO, Mid-Atlantic Division
Andrew W. Greene(13)	2006	322,720	148,720		1,547,008	441,515	—	113,000	4,253,728	6,826,691
Sr. Executive Vice President, Insurance and Investments
David J. Ott(14)	2006	351,547	100,000		1,462,107	239,872	—	60,000	3,019,234	5,232,760
Executive Vice President, TD Banknorth, N.A

(1)	In addition to the base salaries, amounts disclosed in this column include (i) amounts deferred pursuant to our Deferred Compensation Plan, which generally allows eligible officers to defer up to 70% of their salaries, and (ii) amounts deferred pursuant to our 401(k) Plan, which generally allows employees of TD Banknorth and participating subsidiaries to defer up to 50% of their compensation, subject to applicable limitations in Section 401(k) of the Internal Revenue Code. Executive officers’ base salary adjustments are considered in the first quarter of each year.

(2)	Amounts disclosed in this column include discretionary bonuses paid in July 2006 in recognition of 2005 performance and the completion of the Hudson United Bancorp acquisition.

(3)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), of restricted stock units granted pursuant to the 2003 Equity Incentive Plan and the 2005 Performance-Based Restricted Share Unit Plan, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in Note 25 to our consolidated financial statements for the year ended December 31, 2006, found under Item 8 of this Report.

(4)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), of stock options granted pursuant to the 2003 Equity Incentive Plan, and thus represent amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in Note 25 to our consolidated financial statements for the year ended December 31, 2006, found under Item 8 of this Report.

(5)	Because we were unable to achieve the minimum growth in cash operating earnings per share for 2006, no payouts were made to any of the named executive officers under the Executive Incentive Plan for 2006.

(6)	The amounts in this column reflect the actuarial increase in the present value of the named executive officer’s benefits under all defined benefit pension plans and supplemental retirement plan or agreement established by TD Banknorth determined using interest rate and mortality rate assumptions consistent with those used in TD Banknorth’s financial statements and includes amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. There were no above-market or preferential earnings on nonqualified deferred compensation for any of the named executive officers.

(7)	See the table “Elements of All Other Compensation” below.

(8)	Effective September 5, 2006, Mr. Ryan relinquished the office of President, and effective March 1, 2007, he will relinquish the office of Chief Executive Officer and will remain Chairman of the Board.

(9)	Effective February 1, 2006, Mr. Verrill was elected Vice Chairman and Chief Operating Officer of TD Banknorth.

(10)	Includes a discretionary cash bonus of $100,000 paid to Mr. Fridlington in June 2006 to reflect the additional duties assumed by him in connection with the restructuring of the management of TD Banknorth in early 2006.

(11)	Effective February 1, 2006, Ms. Suehrstedt was appointed Senior Executive Vice President and President and CEO of the Mid-Atlantic Division of TD Banknorth.

(12)	Includes a discretionary cash bonus of $100,000 paid to Ms. Suehrstedt in January 2006 in connection with her assignment as President and CEO of the new Mid-Atlantic Division of TD Banknorth following the completion of the Hudson United Bancorp acquisition.

(13)	Effective December 31, 2006, Mr. Greene retired from TD Banknorth. If he had remained an executive officer of TD Banknorth at December 31, 2006, he would have been considered a named executive officer of TD Banknorth.

(14)	Effective January 31, 2006, Mr. Ott became Executive Vice President of TD Banknorth, N.A., and became President of the Maine Division of TD Banknorth, N.A. upon the retirement of the prior President of such division. If he had remained an executive officer of TD Banknorth at December 31, 2006, he would have been considered a named executive officer of TD Banknorth.

Elements of All Other Compensation

The following table presents the elements included under “All Other Compensation” for each named executive officer:

		Personal Use	Reimbursement		Personal								401(k) Plan
		of Charter	for Personal or		Use of	Club	Condominium	Financial	Retention		Tax		Matching
Name	Year	Aircraft	Spousal Travel		Automobile	Memberships	Use	Planning	Payments		Gross-Up		Contributions
		(1)			(2)	(3)	(4)

William J. Ryan	2006	$66,095	$2,447	(5)	$3,894	$15,121	$2,900	—	—		—		$9,900
Stephen J. Boyle	2006	—	—		9,763	2,830	—	—	—		—		9,900
Peter J. Verrill	2006	—	—		1,853	5,411	—	—	—		—		9,900
John W. Fridlington	2006	—	—		3,054	1,305	—	—	—		—		9,900
Wendy Suehrstedt	2006	—	2,993	(6)	3,726	—	28,000	$1,250	—		$26,776	(7)	9,900
Andrew W. Greene	2006	—	—		3,300	—	—	5,000	$2,270,992	(8)	1,964,536	(9)	9,900
David J. Ott	2006	—	—		7,122	3,935	—	650	2,997,627	(10)	—		9,900

(1)	The aggregate incremental cost of personal use of charter aircraft is determined on a per-leg basis and includes all costs billed by the charter company attributable to that leg of the flight.

(2)	Represents the aggregate incremental cost to TD Banknorth of personal use of automobiles leased or owned by TD Banknorth, determined on a per-mile basis.

(3)	Represents all amounts paid by TD Banknorth to maintain memberships in country and social clubs, regardless of the proportion of personal versus business use by the executive.

(4)	For Mr. Ryan, represents the fair market value rent for his occasional personal use of the Company-owned Boston, Massachusetts condominium. For Ms. Suehrstedt, represents the fair market value rent for the New Jersey condominium purchased by the Company and used on an exclusive basis by her during her assignment as President and CEO of the Mid-Atlantic Division of TD Banknorth.

(5)	Represents reimbursement for spousal travel expenses.

(6)	Represents reimbursement for personal travel costs incurred in connection with Ms. Suehrstedt’s assignment as President and CEO of the Mid-Atlantic Division.

(7)	Represents reimbursement for taxes payable by Ms. Suehrstedt for the value of personal travel reimbursed by the Company and for the use of the Company-owned condominium.

(8)	In connection with the amendment of Mr. Greene’s retention agreement as a result of the management restructuring in January 2006, he received a pro-rated bonus of $3,403, a retention and non-competition amount specified in his retention agreement of $1,746,675, and a lump-sum payment for the enhanced supplemental retirement benefits of $520,914 (also appears in the Pension Benefits table).

(9)	Represents reimbursement for excise taxes payable under Sections 280G and 4999 of the Internal Revenue Code, and related federal, state and local income taxes.

(10)	In connection with the amendment of Mr. Ott’s retention agreement as a result of the management restructuring in January 2006, he received a pro-rated bonus of $4,244, a retention and non-competition amount specified in his retention agreement of $2,098,239 and a lump-sum payment for the enhanced supplemental retirement benefits of $895,144 (also appears in the Pension Benefits table).

Employment and Retention Agreements

TD Banknorth is a party to employment agreements with each of Messrs. Ryan and Verrill and retention agreements with each of the other named executive officers. These agreements were entered into in connection with the negotiation of the terms of the Initial Acquisition in order to increase the likelihood that these persons would remain in our employ following completion of that transaction. Upon completion of the Initial Acquisition on March 1, 2005, these agreements became effective and superseded the then-existing severance agreements between Banknorth Group, Inc. and these officers.

The employment agreement among TD Banknorth, The Toronto-Dominion Bank and Mr. Ryan, as amended in October 2006, provides that during the five-year period following the completion of the Initial Acquisition, Mr. Ryan will be employed as Chairman and Chief Executive Officer of TD Banknorth and will serve as a director and Vice Chairman of The Toronto-Dominion Bank. Under the amended agreement, Mr. Ryan will step down as Chief Executive Officer effective March 1, 2007. The employment agreement between TD Banknorth and Mr. Verrill provides that during the four-year period following the completion of the Initial Acquisition, Mr. Verrill will be employed as Senior Executive Vice President and Chief Operating Officer of TD Banknorth. The retention agreements between TD Banknorth and each of the other named executive officers provide that during the three-year period following the completion of the Initial Acquisition, each executive will serve in such positions as may be assigned by TD Banknorth consistent with the executive’s position prior to the acquisition.

Each of the agreements provides that during the term of the agreement the executive will receive an annual base salary at least equal to his or her base salary in effect immediately prior to the completion of the Initial Acquisition, will have incentive compensation opportunities no less favorable than those available to the executive prior to the completion of the Initial Acquisition and will be entitled to participate in all employee benefit plans offered by TD Banknorth to its employees. Mr. Ryan’s employment agreement also provides for the purchase of a $5 million whole life insurance policy on his life. We funded this policy with the payment of a lump sum premium in the amount of $1.26 million in December 2004.

Under the terms of the agreements, each executive agreed to waive rights to accelerated vesting of the options to acquire common stock held by him or her that would otherwise have occurred upon completion of the Initial Acquisition in accordance with the terms of the stock compensation plans under which such options were granted. All options which were granted prior to March 1, 2005 became fully vested in accordance with their terms prior to December 29, 2006.

Pursuant to each of the agreements, upon completion of the Initial Acquisition each executive was granted TD RSUs with a grant date value equal to $6 million in the case of Mr. Ryan, $3 million in the case of Mr. Verrill and $2 million in the case of each of the other named executive officers. For more information regarding these grants, please see “— Compensation Discussion and Analysis — Compensation Program Design — Equity Awards — TD RSUs Granted in March 2005.”

In consideration for the named executive officers’ continued employment through the third anniversary of the Initial Acquisition (March 1, 2008) and his or her agreement to comply with the nonsolicitation and noncompete provisions in the new agreement, each executive will become entitled to receive a noncompetition and retention amount on March 1, 2008, subject to earlier payment upon termination of employment due to death, disability, involuntary termination other than for cause or voluntary termination by the executive for good reason. The noncompetition and retention amount consists of a lump sum cash payment, as well as various enhancements to the executive’s existing SERP, as discussed under “— Pension Benefits” below. The lump sum cash payments equal $6,841,338 for Mr. Ryan, $3,125,971 for Mr. Verrill, $1,046,964 for Mr. Boyle, $1,571,925 for Mr. Fridlington and $1,571,925 for Ms. Suehrstedt. Messrs. Greene and Ott were paid their non-competition and retention amounts in connection with the amendments to their retention agreements discussed below.

For a description of potential payments under the agreements in the event of termination of a named executive officer’s employment, please see “— Potential Payments upon Termination or Change-in-Control.”

Amendments to Retention Agreements with Messrs. Ott and Greene.  In connection with the restructuring of management of TD Banknorth implemented in connection with our acquisition of Hudson United Bancorp on January 31, 2006, we entered into amendments to the retention agreements with Messrs. Ott and Greene.

Pursuant to his amendment, effective January 31, 2006, Mr. Ott became Executive Vice President of TD Banknorth, N.A., and became President of the Maine Division of TD Banknorth, N.A. upon the retirement of the then-current President. Mr. Ott reports to the Chief Lending Officer of TD Banknorth, receives an annual base salary and is included in all incentive compensation plans and other employee benefit plans (excluding severance plans) for employees of comparable status and position.

Pursuant to his amendment, Mr. Greene retired from his employment with TD Banknorth on December 31, 2006. During his employment prior to that time, Mr. Greene received an annual base salary which was equal to his annual base salary prior to the amendment and was included in all incentive compensation plans and other employee benefit plans (excluding severance plans) for employees of comparable status and position.

The amendments also provide that as a result of the changes in titles, responsibilities and reporting of Messrs. Ott and Greene, they were entitled to receive the severance benefits set forth in their respective retention agreements outlined above, except as otherwise provided in the amendments, as summarized below:

•	In February 2006, each of Messrs. Ott and Greene received an amount representing a pro-rated bonus and the non-competition amount specified in his respective retention agreement, including a lump-sum payment for the enhanced supplemental retirement benefits specified in such agreement, which amounted to an aggregate of $3.0 million and $2.3 million, respectively.

•	Stock options granted by TD Banknorth prior to the Initial Acquisition continued to vest in accordance with their terms and became fully vested prior to December 29, 2006.

•	The TD RSUs fully vested on January 31, 2006 and, subject to the executive’s continued compliance with the noncompete and nonsolicitation provisions in his retention agreement, the redemption value thereof shall be paid to the executive on March 1, 2008. TD Banknorth and each of Messrs. Ott and Greene agreed that the redemption value of each such person’s restricted stock units for this purpose shall be $2.1 million, and also entered into an amendment to the applicable award agreement to this effect.

•	Following the termination of the executive’s employment by TD Banknorth, the executive shall, if applicable, be entitled to be covered at the expense of TD Banknorth by the same or equivalent hospital, medical, dental, accidental, disability and life insurance coverage as in effect immediately prior to the termination until the earlier of (i) 36 months following the termination of employment or (ii) the date the executive has commenced new employment and thereby becomes eligible for comparable benefits, except in certain circumstances the executive will receive a lump sum cash payment in lieu of one or more of the benefits.

•	Pursuant to his retention agreement, TD Banknorth also was obligated to reimburse Mr. Greene for excise taxes payable under Sections 280G and 4999 of the Internal Revenue Code, and related federal, state and local income taxes. These tax reimbursements were approximately $1.9 million for Mr. Greene. Of the total parachute payments made or to be made to Mr. Greene, approximately $5.6 million were nondeductible by TD Banknorth for federal income tax purposes.

Grants of Plan-Based Awards

The following table provides information relating to grants of plan-based awards pursuant to our incentive plans during 2006 to our named executive officers. No stock options were granted to any of the named executive officers in 2006.

								All Other Stock
		Estimated Possible Payouts Under			Estimated Future Payouts Under			Awards: Number		Grant Date
	Grant	Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(2)			of Shares of Stock		Fair Value of
Name	Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)		Stock Awards(3)

William J. Ryan	1/24/06	—	—	—	6,132	24,530	73,590	—		$720,201
	N/A	$170,800	$854,000	$1,708,000	—	—	—	—		—
Stephen J. Boyle	1/24/06	—	—	—	2,805	11,220	33,660	—		329,419
	N/A	43,940	219,700	439,400	—	—	—	—		—
Peter J. Verrill	1/24/06	—	—	—	3,075	12,300	36,900	—		361,128
	N/A	84,000	420,000	840,000	—	—	—	—		—
John W. Fridlington	1/24/06	—	—	—	2,805	11,220	33,660	—		329,419
	N/A	43,940	219,700	439,400	—	—	—	—		—
Wendy Suehrstedt	1/24/06	—	—	—	2,805	11,220	33,660	—		329,419
	1/31/06	—	—	—	—	—	—	5,000	(4)	144,900
	N/A	50,700	253,500	507,000	—	—	—	—		—
Andrew W. Greene	1/24/06	—	—	—	2,805	11,220	33,660	—		329,419
	N/A	43,940	219,700	439,400	—	—	—	—		—
David J. Ott	1/24/06	—	—	—	2,805	11,220	33,660	—		329,419
	N/A	56,500	282,750	565,500	—	—	—	—		—

(1)	The amounts shown were the potential threshold, target and maximum cash payouts under the Executive Incentive Plan as established in January 2006. Because we did not achieve the minimum growth in cash operating earnings per share for 2006, no payouts were made to any of the named executive officers with respect to these awards.

(2)	Represents performance-based restricted stock units based on TD Banknorth common stock granted on the date indicated. For more information regarding these grants, please see “Compensation Discussion and Analysis — Equity Awards.”

(3)	Grant date fair value of restricted stock units is based on the closing price of the TD Banknorth common stock on the date of grant, multiplied by the number of units, assuming target performance in the case of performance-based restricted stock units.

(4)	Represents an award of restricted stock units based on TD Banknorth common stock that vests three years from the date of grant and settles in cash.

Outstanding Equity Awards at Fiscal Year-End

The following table outlines the outstanding equity awards at fiscal year-end held by our named executive officers. The table does not take into account any of the proposed adjustments to the awards that will be made assuming the Going-Private Transaction is completed, which are detailed in “Compensation Discussion and Analysis — Effects of Going-Private Transaction on Outstanding Equity-Based Awards.”

	Option Awards						Stock Awards
				Equity Incentive								Equity Incentive
				Plan Awards:					Market	Equity Incentive		Plan Awards:
	Number of	Number of		Number of			Number of		Value of	Plan Awards:		Market or
	Securities	Securities		Securities			Shares or		Shares or	Number of		Payout Value of
	Underlying	Underlying		Underlying			Units of		Units of	Unearned Shares,		Unearned Shares,
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That		Stock That	Units or Other		Units or Other
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	Rights That Have		Rights That Have
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Not Vested (#)		Not Vested ($)
									(1)			(1)

William J. Ryan	45,000	—		—	$22.63	7/31/08	19,725	(2)	$636,723	11,742	(3)(4)	$379,032
	90,000	—		—	17.31	10/27/08	87,053	(5)	5,211,863	41,687	(6)	2,495,801
	18,000	—		—	18.63	3/16/09	—		—	—		—
	90,000	—		—	17.38	10/26/09	—		—	—		—
	45,000	—		—	15.06	7/6/10	—		—	—		—
	90,000	—		—	16.69	10/24/10	—		—	—		—
	4,200	—		—	19.84	5/1/11	—		—	—		—
	150,000	—		—	20.33	5/22/11	—		—	—		—
	145,000	—		—	20.88	10/23/11	—		—	—		—
	21,750	—		—	26.15	3/26/12	—		—	—		—
	220,000	—		—	23.28	10/22/12	—		—	—		—
	29,000	—		—	24.62	5/27/13	—		—	—		—
	145,000	—		—	28.20	10/21/13	—		—	—		—
	23,925	48,575	(7)	—	31.24	3/31/15	—		—	—		—
	47,850	97,150	(8)	—	28.92	10/25/15	—		—	—		—

Stephen J. Boyle	644	—		—	26.15	3/26/12	3,673	(2)	$118,564	5,610	(3)(9)	$181,091
	9,240	—		—	23.28	10/22/12	29,018	(5)	1,737,296	13,896	(6)	831,942
	3,618	—		—	24.62	5/27/13	—		—	—		—
	18,090	—		—	28.20	10/21/13	—		—	—		—
	4,455	9,045	(10)	—	31.24	3/31/15	—		—	—		—
	18,150	36,850	(11)	—	28.92	10/25/15	—		—	—		—

Peter J. Verrill	23,400	—		—	19.63	10/28/07	10,833	(2)	$351,303	5,880	(3)(12)	$189,806
	21,000	—		—	22.63	7/31/08	43,527	(5)	2,605,961	20,844	(6)	1,247,930
	54,000	—		—	17.31	10/27/08	—		—	—		—
	8,400	—		—	18.63	3/16/09	—		—	—		—
	42,000	—		—	17.38	10/26/09	—		—	—		—
	21,000	—		—	15.06	7/6/10	—		—	—		—
	42,000	—		—	16.69	10/24/10	—		—	—		—

	Option Awards						Stock Awards
				Equity Incentive								Equity Incentive
				Plan Awards:					Market	Equity Incentive		Plan Awards:
	Number of	Number of		Number of			Number of		Value of	Plan Awards:		Market or
	Securities	Securities		Securities			Shares or		Shares or	Number of		Payout Value of
	Underlying	Underlying		Underlying			Units of		Units of	Unearned Shares,		Unearned Shares,
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That		Stock That	Units or Other		Units or Other
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	Rights That Have		Rights That Have
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Not Vested (#)		Not Vested ($)
									(1)			(1)

Peter J. Verrill (cont.)	2,200	—		—	19.84	5/1/11	—		—	—		—
	55,000	—		—	20.88	10/23/11	—		—	—		—
	12,000	—		—	26.15	3/26/12	—		—	—		—
	105,000	—		—	23.28	10/22/12	—		—	—		—
	16,000	—		—	24.62	5/27/13	—		—	—		—
	80,000	—		—	28.20	10/21/13	—		—	—		—
	13,200	26,800	(13)	—	31.24	3/31/15	—		—	—		—
	26,400	53,600	(14)	—	28.92	10/25/15	—		—	—		—

John W. Fridlington	4,050	—		—	26.15	3/26/12	7,482	(2)	$241,519	5,610	(3)(9)	$181,091
	27,000	—		—	23.28	10/22/12	29,018	(5)	1,737,296	13,896	(6)	831,954
	11,000	—		—	24.62	5/27/13	—		—	—		—
	55,000	—		—	28.20	10/21/13	—		—	—		—
	9,075	18,425	(15)	—	31.24	3/31/15	—		—	—		—
	18,150	36,850	(16)	—	28.92	10/25/15	—		—	—		—

Wendy Suehrstedt	1,337	—		—	26.15	3/26/12	12,482		$402,919	5,610	(3)(9)	$181,091	(2)
	13,860	—		—	23.28	10/22/12	29,018	(5)	1,737,296	13,896	(6)	831,954
	7,370	—		—	24.62	5/27/13	—		—	—		—
	36,850	—		—	28.20	10/21/13	—		—	—		—
	9,075	18,425	(15)	—	31.24	3/31/15	—		—	—		—
	18,150	36,850	(16)	—	28.92	10/25/15	—		—	—		—

Andrew W. Greene	8,250	—		—	26.15	12/31/09	—		—	—		—
	18,150	—		—	23.28	12/31/09	—		—	—		—
	11,000	—		—	24.62	12/31/09	—		—	—		—
	55,000	—		—	28.20	12/31/09	—		—	—		—
	27,500	—		—	31.24	12/31/07	—		—	—		—
	55,000	—		—	28.92	12/31/07	—		—	—		—

David J. Ott	10,725	21,775	(17)	—	31.24	3/31/15	8,842		285,420	5,610	(3)(9)	$181,091
	21,450	43,550	(18)	—	28.92	10/25/15	—		—	—		—

(1)	The value of awards denominated in TD Banknorth common stock is calculated using the closing price for the TD Banknorth common stock of $32.28 on December 29, 2006. The value of awards denominated in common shares of The Toronto-Dominion Bank is calculated using the closing price on the New York Stock Exchange for common shares of The Toronto-Dominion Bank of $59.87 on December 29, 2006.

(2)	Amounts reflect time-vesting restricted stock units based on the value of TD Banknorth common stock, which all vest and settle in cash on March 31, 2008.

(3)	Amounts represent performance-based restricted stock units based on the value of TD Banknorth common stock. The number of units shown represents units for the performance cycle from March 1, 2005 to December 31, 2007 and units for the performance cycle from January 1, 2006 to December 31, 2008, and assumes a threshold performance goal of a 4% compound average increase in diluted operating earnings per share over the performance period are met for each award. If the threshold performance goal is not met, no units will vest.

(4)	Represents 5,610 units for the performance cycle from March 1, 2005 to December 31, 2007 and 6,132 units for the performance cycle from January 1, 2006 to December 31, 2008.

(5)	Represents TD RSUs for which the performance condition has been satisfied, but which will not be paid out until March 1, 2008, subject to continued service and compliance with applicable non-compete and non-solicitation provisions.

(6)	Amounts represent TD RSUs that remain subject to performance conditions. The number of units shown assumes threshold performance for 2007 is achieved, which results in 85% of the target number of units being earned. The TD RSUs will be paid out on March 1, 2008

(7)	24,650 options vest on March 31, 2007, and 23,925 options vest on March 31, 2008, unless vesting is otherwise accelerated.

(8)	49,300 options vest on October 25, 2007 and 47,850 options vest on October 25, 2008, unless vesting is otherwise accelerated.

(9)	Represents 2,805 units for each of the performance cycles from March 1, 2005 to December 31, 2007 and from January 1, 2006 to December 31, 2008.

(10)	4,590 options vest on March 31, 2007 and 4,455 options vest on March 31, 2008, unless vesting is otherwise accelerated.

(11)	18,700 options vest on October 25, 2007 and 18,150 options vest on October 25, 2008, unless vesting is otherwise accelerated.

(12)	Represents 3,075 units for the performance cycle from March 1, 2005 to December 31, 2007 and 2,805 units for the performance cycle from January 1, 2006 to December 31, 2008.

(13)	13,600 options vest on March 31, 2007 and 13,200 options vest on March 31, 2008, unless vesting is otherwise accelerated.

(14)	27,200 options vest on October 25, 2007 and 26,400 options vest on October 25, 2008, unless vesting is otherwise accelerated.

(15)	9,350 options vest on March 31, 2007 and 9,075 options vest on March 31, 2008, unless vesting is otherwise accelerated.

(16)	18,700 options vest on October 25, 2007 and 18,150 options vest on October 25, 2008, unless vesting is otherwise accelerated.

(17)	11,050 options vest on March 31, 2007 and 10,725 options vest on March 31, 2008, unless vesting is otherwise accelerated.

(18)	22,100 options vest on October 25, 2007 and 21,450 options vest on October 25, 2008, unless vesting is otherwise accelerated.

Option Exercises and Stock Vested

The following table shows the number of shares acquired and the value realized upon exercise of stock options by our named executive officers, and the number of restricted stock units vested and the value realized upon vesting of such units held by our named executive officers during 2006.

	Option Awards		Stock Awards
	Number of	Value	Number of		Value
	Shares Acquired	Realized on	Shares Acquired		Realized on
Name	on Exercise (#)	Exercise ($)	on Vesting (#)		Vesting ($)

William J. Ryan	—	—	—		—
Stephen J. Boyle	—	—	—		—
Peter J. Verrill	—	—	—		—
John W. Fridlington	—	—	—		—
Wendy Suehrstedt	—	—	—		—
Andrew W. Greene	—	—	7,482	(1)	$241,519	(1)
			49,044	(2)	2,100,000	(2)
David J. Ott	143,050	$969,483	49,044	(2)	2,100,000	(2)

(1)	Represents vesting and settlement of restricted stock units with respect to TD Banknorth common stock upon the retirement of Mr. Greene effective December 31, 2006.

(2)	In connection with the amendments to their retention agreements, the TD RSUs held by Messrs. Ott and Greene vested on January 31, 2006, and their redemption value was agreed to be $2,100,000, which, subject to continued compliance by the executive with the non-compete and non-solicitation provisions of the retention agreement, will be paid out to them on March 1, 2008.

Pension Benefits

The table below shows at December 31, 2006 the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under each of the Retirement Plan and the Supplemental Retirement Plan (or in the case of Messrs. Ryan, Verrill and Fridlington, their Supplemental Retirement Agreement with TD Banknorth) determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. More information regarding the Retirement Plan, the Supplemental Retirement Plan and the individual Supplemental Retirement Agreements follows the table.

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)

William J. Ryan	Retirement Plan	17.5	$694,000	—
	Supplemental Retirement Agreement	23	6,651,000	—
Stephen J. Boyle	Retirement Plan	10	127,000	—
	Supplemental Retirement Plan	10	58,000	—
Peter J. Verrill	Retirement Plan	29	585,000	—
	Supplemental Retirement Agreement	29	1,881,000	—
John W. Fridlington	Retirement Plan	15	565,000	—
	Supplemental Retirement Agreement	15	525,000	—
Wendy Suehrstedt	Retirement Plan	17	218,000	—
	Supplemental Retirement Plan	17	159,000	—
Andrew W. Greene	Retirement Plan	8	307,000	—
	Supplemental Retirement Plan	8	287,000	521,000	(1)
David J. Ott	Retirement Plan	8	196,000	—
	Supplemental Retirement Plan	8	247,000	895,000	(1)

(1)	Represents a lump-sum payment for enhanced supplemental retirement benefits specified in the amendments to the Retention Agreements with Messrs. Greene and Ott. See “— Employment and Retention Agreements.”

Under our qualified defined benefit retirement plan, full or part-time employees working for TD Banknorth who have completed five continuous years of employment with TD Banknorth or its affiliates, including the named executive officers, earn the right to receive certain benefits upon retirement at the normal retirement age of 65 or upon early retirement on or after age 55. Retirement benefits are calculated as the product of 1.5% of career average earnings (defined as wages as reported on IRS Form W-2) plus 0.65% of career average earnings above covered compensation times the years of service. Unless otherwise elected, the pension benefits are paid either as a single life annuity or as a 50% joint and survivor annuity. Participants may also elect to receive instead a contingent annuitant option, which provides for a reduced benefit during the participant’s lifetime with payment of a specified percentage of this reduced amount to a beneficiary during his or her lifetime, a certain and continuous option, which provides that if the participant dies prior to receiving 120 monthly annuity payments, which will be reduced, a beneficiary will receive such payments, and an income leveling for early retirement option, whereby the plan provides higher benefits prior to reaching Social Security normal retirement age, and a reduced benefit thereafter.

If the employee retires between the ages of 55 and 64, the amount of benefits will be determined in the same manner; however, if the employee chooses to have the benefit payments begin before normal retirement age, the amount of benefits will be reduced by actuarial factors to reflect that payments will likely be made over a longer period of time. Of the named executive officers, Messrs. Ryan, Verrill, Fridlington and Ott are eligible for early retirement benefits under the Retirement Plan. The maximum annual compensation which may be taken into account under qualified plans is indexed for inflation after 2004.

TD Banknorth and each of Messrs. Ryan, Verrill and Fridlington have entered into SERPs which provide for a cumulative retirement benefit (together with qualified plan benefits and other integrated benefits, as set forth below) equal to 65% of each such executive’s respective compensation for the highest five consecutive of the last ten years of the executive’s employment. These agreements are substantially the same, except that Mr. Ryan’s SERP provides for an additional 5.5 years of credited service. Compensation includes annual salary and bonuses, but excludes amounts paid pursuant to any stock option, restricted stock unit, stock appreciation right or other long-term compensation plans of TD Banknorth. We do not believe that the covered compensation for this purpose differs substantially (by more than 10%) from the salary and bonuses set forth in the Summary Compensation Table set forth above. The benefits under the SERPs for covered executives generally are integrated with, and thus reduced by: (i) 50% of the officer’s primary Social Security benefit estimated at the normal retirement age of 65; (ii) the annual amount of benefits payable to the officer at age 65 on a life annuity basis from the qualified defined benefit retirement plan maintained by TD Banknorth; (iii) the annual amount of benefits payable on the same basis of that portion of the account balances attributable to contributions by TD Banknorth to any and all qualified defined contribution retirement plans maintained by TD Banknorth; and (iv) the annual amounts of benefits payable on the same basis attributable to contributions by TD Banknorth to any other qualified or non-qualified retirement plans or agreements maintained or entered into by TD Banknorth. Each of the SERPs provides for a reduction in the benefit to be provided if the executive does not complete 25 years of service with TD Banknorth or any of its subsidiaries. The SERPs with Messrs. Ryan, Verrill and Fridlington provide that their supplemental retirement benefits shall be equal to the greater of the benefits under their respective SERP and the benefits which would be available under the supplemental retirement plan for certain other executive officers of TD Banknorth described below.

TD Banknorth also has adopted a supplemental retirement plan that covers Messrs. Boyle, Ott and Greene and Ms. Suehrstedt. The plan provides that each executive shall receive a supplemental pension benefit upon retirement equal to the amount necessary to provide the executive with the normal benefits payable under TD Banknorth’s defined benefit pension plan without regard to the current plan compensation limitation under Section 401 of the Internal Revenue Code or the limitations contained in Section 415 of the Internal Revenue Code. These figures do not reflect the impact of the SERP enhancements below.

Pursuant to the agreements discussed under “— Employment and Retention Agreements” below, the named executive officers will be entitled to receive various enhancements to their SERPs on March 1, 2008 or the earlier termination of their employment due to death, disability, involuntary termination other than for cause or voluntary termination by the executive for good reason. These enhancements will be forfeited if the executive voluntarily terminates his or her employment with us prior to that time. The SERP enhancements generally consist of (1) crediting the executive with an additional 36 months of age and service for all purposes under the SERP, including benefit accrual, (2) disregarding any SERP provisions that prohibit the accrual of additional benefits after the executive has been credited with more than a stated number of years of service and (3) treating the executive as immediately eligible for any early retirement benefit without being subject to reduction for early commencement of payment. For the effect of the above enhancements in various termination scenarios for Messrs. Ryan, Verrill, Boyle, Fridlington and Ms. Suehrstedt, please see “— Potential Payments Upon Termination or Change-in-Control.” Pursuant to amendments to their retention agreements on January 31, 2006, Messrs. Ott and Greene received the value of their SERP enhancements in lump sum cash payments of $895,144 and $520,914, respectively.

Nonqualified Deferred Compensation

	Executive		Registrant	Aggregate		Aggregate
	Contributions		Contributions	Earnings	Aggregate	Balance at
	in Last Fiscal		in Last Fiscal	in Last Fiscal	Withdrawals/	Last Fiscal
Name	Year ($)		Year ($)	Year ($)	Distributions ($)	Year End ($)

William J. Ryan	$959,953	(1)	—	$102,389	—	$1,062,342
Stephen J. Boyle	—		—	—	—	—
Peter J. Verrill	—		—	—	—	—
John W. Fridlington	—		—	—	—	—
Wendy Suehrstedt	—		—	—	—	—
Andrew W. Greene	—		—	—	—	—
David J. Ott	—		—	—	—	—

(1)	Represents the mandatory deferral of a portion of Mr. Ryan’s bonus paid in 2006.

TD Banknorth maintains a Deferred Compensation Plan which allows certain executive officers, including named executive officers, to defer base salary, bonus and restricted stock units. An executive may defer all or a portion of his or her annual short- and long-term incentive payments and up to 70% of his or her annual base salary. If the administrator of the Deferred Compensation Plan determines that TD Banknorth’s ability to deduct any portion of an executive’s compensation is limited by Internal Revenue Code Section 162(m), that portion shall automatically be withheld from the executive’s compensation at such time as it would otherwise have been paid and shall instead be deferred under the Deferred Compensation Plan. A participant may elect annually to have the amounts deferred treated as if they were hypothetically invested in our common stock and/or such other investments as shall be designated by the administrator of the Deferred Compensation Plan. Benefits generally will be paid no earlier than at the beginning of the year following the executive’s retirement or termination; however, an executive can elect to receive a lump-sum short-term payout in a year that is at least three years from the year in which the amount is actually deferred. Benefits can be received either as a lump sum payment or in yearly installments over five or ten years.

Potential Payments Upon Termination or Change-in-Control

We have entered into employment or retention agreements and maintain certain plans that require us to provide compensation to our named executive officers in the event of a termination of employment or a change-in-control of either The Toronto-Dominion Bank or TD Banknorth. The tables below set forth the amount of compensation payable to each named executive officer (other than Messrs. Ott and Greene, whose agreements were amended in the manner described above) upon voluntary termination without good reason, termination for cause, involuntary not-for-cause termination by TD Banknorth or a voluntary termination by the executive for good reason prior to and after a change in control, a change-in-control of TD Banknorth without a termination of employment and in the event of the death, disability or retirement of the executive. The amounts assume that the termination of employment was effective as of December 29, 2006, and include estimates of the amounts which would be paid to the executives in the specified circumstances. The actual amounts to be paid out can only be determined at the time of such executive’s separation from us.

Payments Made Upon Termination.  Regardless of the manner in which a named executive officer’s employment terminates, he or she is entitled to receive amounts earned during his or her term of employment pursuant to the terms of his or her respective employment or retention agreement, as set forth below:

•	salary earned and accrued through the date of termination;

•	reimbursement of reasonable and necessary expenses incurred in connection with employment through the date of termination;

•	all compensation previously earned and deferred under any deferred compensation plan;

•	any bonus earned but not yet paid for a year or performance period ending prior to the year of termination;

•	unused vacation pay;

•	amounts accrued and vested through the Retirement Plan and SERP; and

•	amounts contributed under our 401(k) Plan.

Payments Made Upon a Termination by TD Banknorth Without Cause or by the Executive for Good Reason.  In the event of a termination of a named executive officer’s employment by TD Banknorth without cause, or a voluntary termination by the executive in certain circumstances defined in the employment or retention agreements which constitute “good reason,” in addition to the benefits listed above under “Payments Made Upon Termination,” the named executive officer will receive the following pursuant to his or her employment or retention agreement:

•	a prorated bonus for the year of termination based on the average annual bonus for the prior three years;

•	the non-competition and retention payment discussed above;

•	the SERP enhancements discussed above;

•	all unvested options granted prior to March 1, 2005 (of which there are none) will vest and become exercisable;

•	if the termination occurs following a change-in-control of TD Banknorth or The Toronto-Dominion Bank that occurs after March 1, 2005, all other grants of equity-based compensation awards from TD Banknorth or The Toronto-Dominion Bank will vest and become exercisable;

•	the TD RSUs shall vest without regard to the performance conditions, although they will not be payable until as soon as practicable after March 1, 2008 based on the closing price of a common share of The Toronto-Dominion Bank on that date; and

•	continued welfare benefits coverage at our expense until the earlier of 36 months or the date the named executive officer commences new employment with comparable benefits or, under certain circumstances where it is not possible to provide continued coverage, a lump sum cash amount equal to twice the aggregate allocable cost of such coverage.

Additionally, in the event of such a termination of Messrs. Ryan’s or Verrill’s employment, he will receive a lump sum severance amount equal to the product of the following pursuant to his respective employment agreement:

•	the sum of:

•	his annual base salary;

•	his average annual bonus for the last three fiscal years;

•	the maximum employer matching contributions that would have been credited to his account under our 401(k) Plan for the year of termination; and

•	the total value of all other contributions, other than elective contributions by him and employer matching contributions relating thereto, and forfeitures allocated to his 401(k) Plan account for the plan year ending immediately prior to March 1, 2005 or the termination of employment, whichever year would produce the greater value;

•	multiplied by:

•	the lesser of three or the number of years and portion of a year remaining until, in the case of Mr. Ryan, March 1, 2010, and in the case of Mr. Verrill, March 1, 2009, but not less than one and a half years (if his termination occurs prior to a change in control of either The Toronto-Dominion Bank or TD Banknorth) or two years (if his termination occurs after a change in control of either The Toronto-Dominion Bank or TD Banknorth).

In addition, in the event of a termination of a named executive officer other than Messrs. Ryan and Verrill by TD Banknorth without cause or by the executive for good reason following March 1, 2008, the named executive officer will be entitled to two years of salary continuation and the continued welfare benefits coverage discussed above pursuant to his or her employment agreement. Because a termination is assumed to occur on December 29, 2006, no such severance benefits are reflected in the tables below.

Payments Made Upon a Change in Control.  Pursuant to our various equity compensation plans and the terms of awards thereunder, in the event of a change in control of The Toronto-Dominion Bank or TD Banknorth, the following shall occur:

•	all unvested options to purchase TD Banknorth stock shall vest and become exercisable;

•	all time-vesting restricted stock units with respect to TD Banknorth common stock shall be deemed earned and become fully vested and paid out in cash; and

•	a number of performance-based restricted stock units with respect to TD Banknorth common stock will vest and be deemed earned that is equal to the number of target units multiplied by a percentage equal to the greater of (i) the percentage corresponding to our actual compound average increase in operating earnings per share through the end of the calendar quarter immediately preceding the date of the change in control and (ii) 100%.

Payments Made Upon Death or Disability.  In the event of the death or disability of a named executive officer, the named executive officer will receive, in addition to the benefits listed above under “Payments Made Upon Termination,” the following pursuant to his or her employment or retention agreement:

•	a prorated bonus for the year of termination based on the average annual bonus for the prior three years;

•	the non-competition and retention payment discussed above;

•	the SERP enhancements discussed above;

•	all unvested options shall vest and become exercisable;

•	the TD RSUs shall vest without regard to the performance conditions, although they will not be payable until as soon as practicable after March 1, 2008 based on the closing price of a common share of The Toronto-Dominion Bank on that date;

•	all performance-based restricted stock units based on TD Banknorth common stock shall vest and be paid out in cash following the end of the three-year cycle with respect to such RSUs, with the final number of units being adjusted downward on a pro rata basis based on the period of service;

•	all time-vesting restricted stock units based on TD Banknorth common stock shall vest and be paid out in cash; and

•	benefits under our disability plan or payments under our life insurance plan (except that Mr. Ryan’s beneficiary shall receive the proceeds of the $5 million whole life insurance policy on his life purchased by us).

Payments Made Upon Retirement.  In the event of the retirement of Messrs. Ryan or Verrill, he will receive the benefits listed under the headings “Payments Made Upon Termination” and “Payments Made Upon Death or Disability” above, with the exception of the disability or life insurance benefits, pursuant to his respective employment agreement.

Reimbursement of Excise Tax.  Pursuant to the terms of the employment and retention agreements, if any amounts or benefits received under the employment or retention agreements, or otherwise, by a named executive officer are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, an additional payment will be made to restore the named executive officer to the after-tax position that he or she would have been in if the excise tax had not been imposed, provided that such excess parachute payments exceed 105% of three times the executive’s “base amount,” as defined in Section 280G of the Internal Revenue Code. In the event this 105% threshold is not met, the excess parachute payments will be reduced so that they do not exceed three times the executive’s base amount.

The following table describes the potential payments to William J. Ryan, Chairman and Chief Executive Officer, upon an assumed termination of employment or a new change in control as of December 29, 2006.

		Involuntary		Involuntary
		Not-for-Cause		Not-for-Cause
		or Good Reason		or Good Reason		New Change in
		Termination		Termination		Control (without
	For Cause	(absent a new		(following a new		termination of	Death or		Early	Normal
Payments and Benefits(a)	Termination	Change in Control)		Change in Control)		employment)	Disability(q)		Retirement(r)	Retirement(r)

Accrued vacation pay(b)	$—	$—		$—		$—	$—		$—	$—
Severance payments and benefits:(c)
Noncompetition and retention amount(d)	—	6,081,925		6,081,925		—	6,081,925		—	—
Earnings on retention amount(e)	—	453,308		453,308		—	453,308		—	—
SERP enhancements(f)	—	4,833,000		4,833,000		—	4,833,000	(q)	—	—
Prorated bonus(g)	—	340,948		340,948		—	340,948		—	—
Additional cash severance(h)	—	3,983,180		3,983,180		—	—		—	—
Welfare benefits(i)	—	36,984		36,984		—	—		—	—
Equity awards:(j)
Accelerated stock options(k)	—	376,942		376,942		376,942	376,942		376,942	—
Accelerated time-vesting restricted stock units(l)	—	636,723		636,723		636,723	636,723		636,723	—
Unvested performance-based restricted stock units(m)	—	65,920		1,479,249		1,479,249	177,291		65,920	—
TD RSUs(n)	—	8,808,793		8,808,793		8,808,793	8,808,793		—	—

Total payments and benefits(o)	$—	$25,617,723	(p)	$27,031,052	(p)	$11,301,707	$21,708,930		$1,079,585	$—

(Footnotes follow the table for the fifth executive)

The following table describes the potential payments to Peter J. Verrill, Vice Chairman and Chief Operating Officer, upon an assumed termination of employment or a new change in control as of December 29, 2006.

		Involuntary		Involuntary
		Not-for-Cause or		Not-for-Cause or
		Good Reason		Good Reason		New Change in
		Termination		Termination		Control (without
	For Cause	(absent a new		(following a new		termination of	Death or		Early	Normal
Payments and Benefits(a)	Termination	Change in Control)		Change in Control)		employment)	Disability(q)		Retirement(r)	Retirement(r)

Accrued vacation pay(b)	$—	$—		$—		$—	$—		$—	$—
Severance payments and benefits:(c)
Noncompetition and retention amount(d)	—	2,778,977		2,778,977		—	2,778,977		—	—
Earnings on retention amount(e)	—	207,873		207,873		—	207,873		—	—
SERP enhancements(f)	—	3,254,000		3,254,000		—	3,254,000	(q)	—	—
Prorated bonus(g)	—	151,300		151,300		—	151,300		—	—
Additional cash severance(h)	—	1,525,040		1,525,040		—	—		—	—
Welfare benefits(i)	—	36,633		36,633		—	—		—	—
Equity awards:(j)
Accelerated stock options(k)	—	207,968		207,968		207,968	207,968		207,968	—
Accelerated time-vesting restricted stock units(l)	—	—		351,303		351,303	351,303		—	—
Unvested performance-based restricted stock units(m)	—	33,054		740,754		740,754	88,739		33,054	—
TD RSUs(n)	—	4,404,396		4,404,396		4,404,396	4,404,396		—	—

Total payments and benefits(o)	$—	$12,599,241	(p)	$13,658,244	(p)	$5,704,421	$11,444,556		$241,022	$—

(Footnotes follow the table for the fifth executive)

The following table describes the potential payments to John W. Fridlington, Senior Executive Vice President and Chief Lending Officer, upon an assumed termination of employment or a new change in control as of December 29, 2006.

		Involuntary		Involuntary
		Not-for-Cause or		Not-for-Cause or
		Good Reason		Good Reason		New Change in
		Termination		Termination		Control (without
	For Cause	(absent a new		(following a new		termination of	Death or		Early	Normal
Payments and Benefits(a)	Termination	Change in Control)		Change in Control)		employment)	Disability(q)		Retirement(r)	Retirement(r)

Accrued vacation pay(b)	$—	$—		$—		$—	$—		$—	$—
Severance payments and benefits:(c)
Noncompetition and retention amount(d)	—	1,571,925		1,571,925		—	1,571,925		—	—
Earnings on retention amount(e)	—	—		—		—	—		—	—
SERP enhancements(f)	—	1,211,000		1,211,000		—	1,211,000	(q)	—	—
Prorated bonus(g)	—	95,613		95,613		—	95,613		—	—
Additional cash severance(h)	—	—		—		—	—		—	—
Welfare benefits(i)	—	35,980		35,980		—	—		—	—
Equity awards:(j)
Accelerated stock options(k)	—	142,978		142,978		142,978	142,978		142,978	—
Accelerated time-vesting restricted stock units(l)	—	241,519		241,519		241,519	241,519		241,519	—
Unvested performance-based restricted stock units(m)	—	30,152		705,892		705,892	85,837		30,152	—
TD RSUs(n)	—	2,936,264		2,936,264		2,936,264	2,936,264		—	—

Total payments and benefits(o)	$—	$6,265,431	(p)	$6,941,171	(p)	$4,026,653	$6,285,136		$414,649	$—

(Footnotes follow the table for the fifth executive)

The following table describes the potential payments to Wendy Suehrstedt, Senior Executive Vice President and President and Chief Executive Officer, Mid-Atlantic Division, upon an assumed termination of employment or a new change in control as of December 29, 2006.

		Involuntary		Involuntary
		Not-for-Cause or		Not-for-Cause or
		Good Reason		Good Reason		New Change in
		Termination		Termination		Control (without
	For Cause	(absent a new		(following a new		termination of	Death or		Early	Normal
Payments and Benefits(a)	Termination	Change in Control)		Change in Control)		employment)	Disability(q)		Retirement(r)	Retirement(r)

Accrued vacation pay(b)	$—	$—		$—		$—	$—		$—	$—
Severance payments and benefits:(c)
Noncompetition and retention amount(d)	—	1,571,925		1,571,925		—	1,571,925		—	—
Earnings on retention amount(e)	—	—		—		—	—		—	—
SERP enhancements(f)	—	1,095,000		1,095,000		—	1,095,000	(q)	—	—
Prorated bonus(g)	—	128,764		128,764		—	128,764		—	—
Additional cash severance(h)	—	—		—		—	—		—	—
Welfare benefits(i)	—	4,359		4,359		—	—		—	—
Equity awards:(j)
Accelerated stock options(k)	—	—		142,978		142,978	142,978		—	—
Accelerated time-vesting restricted stock units(l)	—	—		402,919		402,919	402,919		—	—
Unvested performance-based restricted stock units(m)	—	—		705,892		705,892	85,837		—	—
TD RSUs(n)	—	2,936,264		2,936,264		2,936,264	2,936,264		—	—

Total payments and benefits(o)	$—	$5,736,312	(p)	$6,988,101	(p)	$4,188,053	$6,363,687		$—	$—

(Footnotes follow the table for the fifth executive)

The following table describes the potential payments to Stephen J. Boyle, Executive Vice President and Chief Financial Officer, upon an assumed termination of employment or a new change in control as of December 29, 2006.

		Involuntary		Involuntary
		Not-for-Cause or		Not-for-Cause or
		Good Reason		Good Reason		New Change in
		Termination		Termination		Control (without
	For Cause	(absent a new		(following a new		termination of	Death or		Early	Normal
Payments and Benefits(a)	Termination	Change in Control)		Change in Control)		employment)	Disability(q)		Retirement(r)	Retirement(r)

Accrued vacation pay(b)	$—	$—		$—		$—	$—		$—	$—
Severance payments and benefits:(c)
Noncompetition and retention amount(d)	—	1,046,964		1,046,964		—	1,046,964		—	—
Earnings on retention amount(e)	—	—		—		—	—		—	—
SERP enhancements(f)	—	246,000		246,000		—	246,000	(q)	—	—
Prorated bonus(g)	—	82,021		82,021		—	82,021		—	—
Additional cash severance(h)	—	—		—		—	—		—	—
Welfare benefits(i)	—	46,032		46,032		—	—		—	—
Equity awards:(j)
Accelerated stock options(k)	—	—		133,223		133,223	133,223		—	—
Accelerated time-vesting restricted stock units(l)	—	—		118,564		118,564	118,564		—	—
Unvested performance-based restricted stock units(m)	—	—		705,892		705,892	85,837		—	—
TD RSUs(n)	—	2,936,264		2,936,264		2,936,264	2,936,264		—	—

Total payments and benefits(o)	$—	$4,357,281	(p)	$5,314,960	(p)	$3,893,943	$4,648,873		$—	$—

(Footnotes on following page)

(a)	Assumes the date of termination or new change in control was December 29, 2006. The price per share of TD Banknorth common stock on December 29, 2006 was $32.28 and the price per share of The Toronto-Dominion Bank common shares on such date was $59.87, the respective closing per share prices on the New York Stock Exchange on that date. Assumed that any new change in control occurred at the respective closing per share price.

(b)	Employees are credited with vacation time each calendar year based on position and tenure. If an employee voluntarily resigns, dies or retires during the year, he or she is paid for a portion of the current year’s unused vacation time. A payment also would be made if employment was involuntarily terminated without cause or by an executive for good reason. If an employee’s employment is terminated for cause or due to disability, no payment is made for any unused vacation time. Employees are unable to carryover to the following year any unused vacation time without prior approval. The amounts shown represent each executive’s accrued but unused vacation time as of December 29, 2006.

(c)	These severance payments and benefits are payable if the executive’s employment is terminated either (i) by TD Banknorth for any reason other than cause or (ii) by the executive if TD Banknorth takes certain adverse actions (a “good reason” termination).

(d)	Represents the cash lump sum payment to which each executive is entitled to under his or her employment or retention agreement.

(e)	Messrs. Ryan and Verrill are entitled to earnings on their noncompetition and retention payments at a rate of 4% per annum from March 1, 2005 to the date of the payment.

(f)	Each executive’s employment or retention agreement provides for age and service credits and certain other enhancements under our supplemental retirement plan or the executive’s supplemental retirement agreement, as applicable. The amounts shown represent the value of such enhancements in a lump sum cash amount.

(g)	Represents a prorated bonus for 2006 based on the average annual bonus paid to each executive for the three years ended December 31, 2005.

(h)	Under their employment agreements, Messrs. Ryan and Verrill would have been entitled to additional cash severance for 36 months and 26 months, respectively, if an involuntary termination of employment by TD Banknorth without cause or a good reason termination by the executive occurred on December 29, 2006.

(i)	Represents the estimated cost of providing continued hospital, medical, dental, accident, disability and life insurance coverage for an assumed 36 months. The estimated costs assume the current premiums increase by 10% in each of 2008 and 2009. The amounts have not been discounted to present value.

(j)	The vested stock options held by Messrs. Ryan, Verrill, Boyle, Fridlington, Greene and Ott and Ms. Suehrstedt had a value of approximately $12.2 million, $5.3 million, $254,000, $647,000, $593,000, $83,000 and $410,000, respectively, based on the $32.28 closing per share price of the TD Banknorth common stock on December 29, 2006. Such value can be obtained only if the executive actually exercises the vested options in the manner provided for by the applicable stock option plan and award agreement. In the event of a termination of employment, the executive (or the executive’s estate in the event of death) will have the right to exercise vested stock options for the period specified in the executive’s award agreement.

(k)	All unvested stock options will become fully vested upon death, disability, voluntary termination of employment on or after age 55 with at least five years of service or a change in control. For executives who meet the retirement criteria, the tables reflect accelerated vesting in the termination for good reason column. Ms. Suehrstedt and Mr. Boyle had not reached age 55 as of December 29, 2006.

(l)	All unvested time-vesting restricted stock units are deemed fully earned upon death, disability, a qualifying retirement on or after age 62.5, or a change in control.

(m)	All unvested performance-based restricted stock units become vested on a pro rata basis upon death, disability or a qualifying retirement, with an assumed payout at the threshold level as our performance through December 31, 2006 was below the threshold level. Assumes all unvested performance-based restricted stock units were paid out at the target level in the event of a new change in control. For executives who meet the retirement criteria, the tables reflect accelerated vesting in the termination for good reason column. Does not reflect the impact of the January 2007 amendments to the performance criteria for periods subsequent to 2006.

(n)	The TD RSUs will vest if the executive’s employment is terminated by TD Banknorth without cause, by the executive for good reason, or due to death, disability or retirement at or after age 65, but will not be paid out until as soon as practicable after March 1, 2008 based on the closing price of a common share of The Toronto-Dominion Bank on that date. The amounts shown are based on the $59.87 closing price of a share of The Toronto-Dominion Bank on December 29, 2006, which may be higher or lower than the closing price on March 1, 2008. None of the executives had reached age 65 as of December 29, 2006.

(o)	Does not include the value of the vested benefits to be paid under our tax-qualified pension plan, 401(k) plan, supplemental retirement plan and supplemental retirement agreements and deferred compensation plan. See the Pension Benefits table and the Nonqualified Deferred Compensation table. Also does not include the value of vested stock options set forth in Note (j) above, earned but unpaid salary and reimbursable expenses. In addition, does not include any Section 280G tax gross-up payments as set forth in Note (p) below.

(p)	In the involuntary not-for-cause or good reason termination (absent a new change in control) column, each executive is entitled to a Section 280G tax gross-up payment if the parachute amounts associated with the payments and benefits to the executive exceed 105% of three times the executive’s average taxable income for the five years ended December 31, 2004 (the five years prior to The Toronto-Dominion Bank’s acquisition of a majority interest in us on March 1, 2005). In the event of such hypothetical termination of employment on December 29, 2006, Messrs. Ryan and Verrill would have been entitled to receive tax gross-up payments of approximately $8.3 million and $4.3 million, respectively. It is anticipated that the amount of these tax gross-up payments will be less if the executives continue to work until March 2008, which is when the noncompetition and retention amounts are scheduled to be paid. In the new change in control columns, each executive is entitled to a Section 280G tax gross-up payment if the parachute amounts exceed 105% of three times the executive’s average taxable income for the five years ended December 31, 2005. We have assumed that any new change in control is unrelated to the March 1, 2005 acquisition, and as a result only a portion of the parachute amounts associated with the March 1, 2005 acquisition are deemed to be a parachute amount in the new change in control scenarios. If a new change in control had occurred on December 29, 2006 and Mr. Boyle’s employment had been terminated without cause on such date, Mr. Boyle would have been entitled to receive a tax gross-up payment of approximately $788,000. In each case, if the parachute amounts exceed the applicable threshold by less than 5%, then the payments and benefits are reduced by the minimum amount necessary so that they do not exceed such threshold. If Ms. Suehrstedt’s employment had been terminated on December 29, 2006 either involuntarily without cause or by her for good reason, her payments would have been subject to a reduction of approximately $11,000 so that her parachute amounts did not exceed her Section 280G threshold. The Section 280G tax gross-up amounts (and cut-back for Ms. Suehrstedt) set forth above are based on a hypothetical termination of employment or a new change in control as of December 29, 2006 and do not reflect any advance tax planning for such event. The gross-up amounts also do not include any reimbursements of tax or interest penalties that may be incurred by the executive.

(q)	If an executive’s employment had been terminated due to death on December 29, 2006, the executive’s beneficiaries or estate would receive life insurance proceeds equal to the following amounts: $5.7 million for Mr. Ryan, $541,000 for Mr. Verrill, $315,000 for Mr. Boyle, $338,000 for Mr. Fridlington, $322,000 for Ms. Suehrstedt, $325,000 for Mr. Greene and $318,000 for Mr. Ott, excluding any supplemental life insurance which is paid for solely by the executive. In addition, the present value of the death benefits payable under the pension plan and our supplemental retirement plan or the executive’s supplemental retirement agreement, as applicable (excluding the value of the SERP enhancements) aggregate approximately $7.2 million for Mr. Ryan, $2.3 million for Mr. Verrill, $42,000 for Mr. Boyle, $578,000 for Mr. Fridlington, $103,000 for Ms. Suehrstedt, $161,000 for Mr. Greene and $116,000 for Mr. Ott. The table shows the value of the SERP enhancements in the event of disability. In the event of death, the

SERP enhancements are generally less, with the present value lump sum amounts as follows: $4.3 million for Mr. Ryan, $2.9 million for Mr. Verrill, $107,000 for Mr. Boyle, $1.2 million for Mr. Fridlington, and $476,000 for Ms. Suehrstedt. If an executive’s employment had been terminated due to disability on December 29, 2006, the executive would receive disability benefits of $9,500 per month for a maximum period until he or she reached age 67. An executive also will be entitled to benefits under our tax-qualified pension plan, 401(k) plan, supplemental retirement plan and supplemental retirement agreements and deferred compensation plan. See the Pension Benefits table and the Nonqualified Deferred Compensation table.

(r)	Upon a voluntary termination of employment after an executive has reached early retirement age of 55 or normal retirement age of 65, the executive will be entitled to benefits under our tax-qualified pension plan, 401(k) plan, supplemental retirement plan and supplemental retirement agreements and deferred compensation plan, subject to certain reductions in the event of an early retirement prior to age 65. See the Pension Benefits table and the Nonqualified Deferred Compensation table. None of the executives shown in the table had reached age 65 as of December 29, 2006, and Ms Suehrstedt and Mr. Boyle had not reached age 55 as of such date. If the executives had retired on December 29, 2006 and taken a lump sum payment of their supplemental retirement benefits, the lump sum amounts would have been approximately $8.0 million for Mr. Ryan, $2.6 million for Mr. Verrill, $557,000 for Mr. Fridlington, $0 for Ms. Suehrstedt, $0 for Mr. Boyle, $319,000 for Mr. Greene, and $283,000 for Mr. Ott. These amounts are generally higher than the present value of the accumulated benefits shown in the Pension Benefits table because of differences in the applicable discount rates. Upon his retirement on December 31, 2006, Mr. Greene’s unvested stock options and restricted stock units became fully vested. Based on the closing price of $32.28 per share of TD Banknorth common stock on December 29, 2006, the value of the accelerated stock options and performance-based restricted stock units was $142,978 and $85,837, respectively, assuming the performance-based restricted stock units were paid at the minimum threshold levels.

Director Compensation

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to TD Banknorth as well as the skill-level required by us of members of the Board. Similar to executive officers, directors are subject to a minimum share ownership requirement. Class A and Class B directors are expected to hold shares of TD Banknorth and/or The Toronto-Dominion Bank having a total value equal to five times the annual retainer within five years of becoming a director, provided that common shares of The Toronto-Dominion Bank may only account for up to 50% of the aggregate value. Both direct and indirect ownership, as well as ownership through director equity plans, including the value of stock options, are taken into account.

Cash Compensation Paid to Board Members.  Effective April 1, 2006, members of the Board who are not employees of TD Banknorth are paid a cash retainer of $30,000, and $1,250 for attendance at each meeting of the Board and $1,000 for meetings of its committees, as well as reimbursement for travel time in excess of one hour at a rate of $25 per hour per meeting, to a maximum of six hours. Directors who served as chairs of the various Board committees were paid an additional annual retainer of $4,000.

Equity Awards.  Non-employee Directors also receive an annual grant of restricted stock on July 1, with the number of shares issued equal to $15,000 divided by the closing price per share of TD Banknorth common stock on the last trading day preceding July 1. The restrictions on transfer lapse upon the death, disability, retirement, termination of service on the Board with the consent of a majority of the members of the Board of the director, or upon a change in control of TD Banknorth or The Toronto-Dominion Bank. The shares are forfeited upon the departure of the director from the Board for any other reason.

Non-employee Directors also receive an annual option to purchase 2,000 shares of our common stock, granted on the date of our annual meeting of shareholders, with an exercise price equal to the closing price of the common stock on that date. The options are exercisable upon grant.

Deferred Compensation Plan.  Directors may participate in our Deferred Compensation Plan, which allows them to defer all or any portion of their fees received from us. Benefits are payable upon the dates selected by the director for distribution in a lump sum or in equal annual installments over a period not to exceed ten years. A director may elect annually to have the amounts deferred treated as if they were hypothetically invested in our common stock or in common shares of The Toronto-Dominion Bank or in such other investment options as shall be designated from time to time by the administrator of the Deferred Compensation Plan. The interest rate earned on the investment options is not above-market or preferential.

Special Committee Fees.  Pursuant to the terms of the Stockholders Agreement with The Toronto-Dominion Bank, our board of directors established a special committee whose responsibilities included negotiating the terms of the Going-Private Transaction with The Toronto-Dominion Bank. Upon recommendation of the special committee and pursuant to the resolution of the board of directors establishing the special committee, the board of directors approved additional cash directors fees of $250,000 to Mr. Condron, chairman of the special committee, and $125,000 to each of Messrs. Clarke, Levenson and Scribner, the other members of the special committee, as compensation for services performed and the time and effort expended by them as members of the special committee in connection with the Going-Private Transaction. These payments are not conditioned upon the occurrence of the Going-Private Transaction or otherwise on the outcome of the special committee’s consideration of a going-private transaction, and will be made after the special committee determines that it has completed its work.

The following table presents compensation paid to our non-employee directors for the year ended December 31, 2006.

	Fees Earned
	or Paid in	Stock	Option	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)		Total ($)
		(1)	(2)

William E. Bennett	$73,938	$15,000	$10,052	—		$98,990
Robert G. Clarke	104,688	15,000	10,052	—		129,740
P. Kevin Condron	78,563	15,000	10,052	—		103,615
John O. Drew	79,938	15,000	10,052	—		104,990
Brian M. Flynn(3)	32,916	15,000	10,052	—		57,968
Colleen A. Khoury(4)	45,938	—	—	—		45,938
Joanna T. Lau(5)	17,250	15,000	10,052	—		42,302
Dana Levenson	110,438	15,000	10,052	—		135,490
Steven T. Martin	57,938	15,000	10,052	—		82,990
John M. Naughton	59,063	15,000	10,052	—		84,115
Malcolm Philbrook(4)	57,063	—	—	—		57,063
Angelo Pizzagalli(4)	53,938	—	—	—		53,938
Wilbur J. Prezzano	48,563	15,000	10,052	—		73,615
Irving E. Rogers III	58,938	15,000	10,052	—		83,990
David A. Rosow(3)	30,541	15,000	10,052	—		55,593
Curtis M. Scribner	106,188	15,000	10,052	—		131,240
Peter G. Vigue(5)	22,950	15,000	10,052	$9,335	(6)	48,002
Gerry S. Weidema	71,438	15,000	10,052	—		96,490

(1)	Represents the value of 509 shares of restricted common stock based on the June 30, 2006 closing price of TD Banknorth’s common stock on the New York Stock Exchange. As of December 31, 2006, each director held 2,844 shares of restricted stock awarded as compensation, except for Messrs. Flynn, Rosow and Vigue and Ms. Lau, who each held 509 shares of restricted stock, and for Messrs. Philbrook and Pizzagalli and Ms. Khoury, who left the Board effective at the annual meeting of shareholders in May 2006 and therefore the restrictions on shares they held were lifted at that time.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2006. For a list of the number of options outstanding held by each current director, see footnote 4 to the “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” table under Item 12 of this Report. Ms. Khoury and Messrs. Philbrook and Pizzagalli held options to purchase 2,000, 2,000 and 4,000 shares of TD Banknorth common stock at December 31, 2006, respectively.

(3)	Messrs. Flynn and Rosow were appointed to the Board effective upon the acquisition of Hudson United by TD Banknorth on January 31, 2006.

(4)	Ms. Khoury and Messrs. Philbrook and Pizzagalli did not stand for re-election and their service as directors ended on May 9, 2006.

(5)	Ms. Lau and Mr. Vigue were elected to the Board at the annual meeting of shareholders on May 9, 2006.

(6)	Represents incentive payments made under our referral program.

Compensation Committee Report

The Human Resources and Compensation Committee of the Board of Directors of TD Banknorth has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

The Human Resources and Compensation Committee

P. Kevin Condron (Chairman)
Steven T. Martin
John M. Naughton
Wilbur J. Prezzano
Irving E. Rogers
David A. Rosow

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table provides information as of December 31, 2006 with respect to shares of TD Banknorth common stock that may be issued under our existing equity compensation plans, which consist of the following plans: Amended and Restated 2003 Equity Incentive Plan, 1996 Equity Incentive Plan, as amended, and Amended and Restated Employee Stock Purchase Plan, all of which have been approved by our shareholders.

The table does not include information with respect to shares of TD Banknorth common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally granted those options. Note 3 to the table sets forth the total number of shares of TD Banknorth common stock issuable upon the exercise of assumed options as of December 31, 2006 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to		Weighted Average		Under Equity
	be Issued Upon Exercise		Exercise Price of		Compensation Plans
	of Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column (a)
	(a)		(c)		(b)

Equity compensation plans approved by security holders	8,750,731	(1)	$27.15	(1)	5,301,052	(2)
Equity compensation plans not approved by security holders	—		—		—

	8,750,731	(3)	$27.15		5,301,052	(3)

(1)	Does not take into account purchase rights accruing under the Employee Stock Purchase Plan, which has a stockholder-approved reserve of 2,852,000 shares. Under the Employee Stock Purchase Plan, each eligible employee could purchase shares of TD Banknorth common stock at semi-annual intervals each year at a purchase price determined by a committee of our board of directors which administered the plan, which shall not be less than the lesser of (i) 85% of the fair market value of a share of TD Banknorth common stock on the first business day of the applicable semi-annual offering period or (ii) 85% of the fair market value of a share of TD Banknorth common stock on the last business day of such offering period. In no event may the amount of TD Banknorth common stock purchased by a participant in the Employee Stock Purchase Plan in a calendar year exceed $25,000, measured as of the time an option under the plan is granted. The Employee Stock Purchase Plan was discontinued effective January 1, 2007.

(2)	Includes shares available for future issuance under the Employee Stock Purchase Plan. At December 31, 2006, an aggregate of 775,972 shares of TD Banknorth common stock were available for issuance under this plan.

(3)	The table does not include information for equity compensation plans assumed by us in connection with mergers and acquisitions of the companies which originally established those plans. At December 31, 2006, a total of 450,071 shares of TD Banknorth common stock were issuable upon the exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $18.33 per share. No additional options may be granted under any assumed plan.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management

The following table sets forth information as to the TD Banknorth common stock beneficially owned as of February 20, 2007 by (i) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act known to us to be the beneficial owner of 5% or more of the outstanding TD Banknorth common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our directors and executive officers as a group.

	Shares Beneficially Owned
	as of February 20, 2007(1)
Name of Beneficial Owner	Amount		Percent

Greater than 5% Holders:
The Toronto-Dominion Bank	143,960,169		59.4%
Toronto-Dominion Centre
Toronto, Ontario MSK 1A2
Private Capital Management, L.P.	18,781,042	(2)	7.7
8889 Pelican Bay Blvd.
Naples, Florida 34108
Directors:
William E. Bennett(3)	6,844	(4)	—
W. Edmund Clark(3)	—		—
Robert G. Clarke	11,266	(4)	—
P. Kevin Condron	26,394	(4)	—
John Otis Drew	9,989	(4)	—
Brian M. Flynn	6,252	(4)	—
Joanna T. Lau	6,852	(4)	—
Dana S. Levenson	16,138	(4)	—
Steven T. Martin	17,073	(4)	—
Bharat Masrani	—		—
John M. Naughton	24,322	(4)	—
Wilbur J. Prezzano(3)	6,844	(4)	—
Irving E. Rogers, III	11,876	(4)	—
David A. Rosow	433,676	(4)(5)	—
William J. Ryan	1,244,771	(6)	—
Curtis M. Scribner	20,455	(4)	—
Peter G. Vigue	14,802	(4)	—
Gerry S. Weidema	19,781	(4)	—
Executive officers who are not directors and who are named in the Summary Compensation Table:
Stephen J. Boyle	76,045	(6)
Peter J. Verrill	556,880	(6)	—
John W. Fridlington	141,227	(6)
Wendy Suehrstedt	106,509	(6)
Andrew W. Greene	177,240	(6)	—
David J. Ott	54,081	(6)	—
All current directors and executive officers of TD Banknorth as a group (26 persons)	3,045,508	(7)	1.2%

(1)	The number of shares beneficially owned by the persons set forth above is determined under rules under Section 13 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an individual is considered to beneficially own any shares of common stock if he or she directly or indirectly has or shares: (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares and all individual holdings amount to less than 1% of the issued and outstanding common stock.

(2)	Based on an amended Schedule 13G filed by Private Capital Management, L.P. (“PCM”), a registered investment advisor, with the SEC on February 14, 2007, Bruce S. Sherman and Gregg J. Powers, chief executive officer and president of PCM, respectively, exercise in these capacities shared voting power and shared dispositive power with respect to the shares of TD Banknorth common stock held by PCM’s clients and managed by PCM. Also includes 178,461 shares of TD Banknorth common stock for which Messrs. Sherman and Powers have sole voting power and sole dispositive power.

(3)	Each of Messrs. Bennett, Clark and Prezzano also serves as a director and/or executive officer of The Toronto-Dominion Bank. Each such person disclaims beneficial ownership of the shares of TD Banknorth common stock owned by The Toronto-Dominion Bank.

(4)	Includes options to purchase shares of common stock pursuant to our 2003 Equity Incentive Plan, as follows:

No. of
Name	Shares

William E. Bennett	4,000
Robert G. Clarke	4,000
P. Kevin Condron	6,000
John Otis Drew	4,000
Brian M. Flynn	2,000
Joanna T. Lau	2,000
Dana S. Levenson	4,000
Steven T. Martin	6,000
John M. Naughton	4,000
Wilbur F. Prezzano	4,000
Irving E. Rogers, III	4,000
David A. Rosow	2,000
Curtis M. Scribner	4,000
Peter G. Vigue	14,000
Gerry S. Weidema	12,000

(5)	Of this total, 386,458 shares are held in trust for Mr. Rosow’s wife, 30,024 shares are held in certain grantor retained annuity trusts of which Mr. Rosow is a trustee, 7,615 shares are held in the Rosow Family Foundation Charitable Trust of which Mr. Rosow is a trustee and 6,970 shares are held in Mr. Rosow’s IRA. Mr. Rosow disclaims beneficial ownership of the shares held in trust for his wife.

(6)	Includes shares over which an officer has voting power under our 401(k) Plan and options to purchase shares of common stock granted pursuant to our stock option plans which are exercisable within 60 days of February 20, 2007, as follows:

	401(k)	Currently
	Plan	Exercisable Options

William J. Ryan	41,548	1,189,375
Stephen J. Boyle	6,993	58,787
Peter J. Verrill	8,757	535,200
John W. Fridlington	5,013	133,625
Wendy Suehrstedt	2,839	95,992
Andrew W. Greene	—	174,900
David J. Ott	10,856	43,225

(7)	Includes a total of 78,391 shares of common stock which are held by the trust established pursuant to our 401(k) Plan on behalf of executive officers of TD Banknorth as a group. Also includes 2,345,061 shares of common stock which may be acquired by directors and executive officers as a group upon the exercise of outstanding stock options which are exercisable within 60 days of February 20, 2007; shares subject to the foregoing stock options are deemed to be outstanding for the purpose of computing the percentage of common stock beneficially owned by directors and executive officers of TD Banknorth as a group.

Beneficial Ownership of Class B Common Stock

The Toronto-Dominion Bank is the beneficial owner of the only outstanding share of our Class B common stock.

The purpose of the Class B common stock generally is to facilitate the exercise of The Toronto-Dominion Bank’s rights as a majority holder of the outstanding common stock to obtain representation on the board of directors of TD Banknorth. The Class B common stock has no substantive rights apart from the right to vote for the election and removal of Class B directors and related rights and may be owned only by The Toronto-Dominion Bank and its affiliates. The holder of the Class B common stock is entitled to vote on the proposal to adopt the merger agreement as a separate class because upon completion of the merger the outstanding share of Class B common stock will be converted into one share of common stock of the surviving corporation and the certificate of incorporation of the surviving corporation will no longer authorize Class B common stock.

Item 13	Certain Relationships and Related Transactions and Director Independence

Indebtedness of Directors and Management and Certain Transactions

Our directors, officers and employees are permitted to borrow from TD Banknorth, N.A. in accordance with the requirements of federal and state law. All loans made by TD Banknorth, N.A. to directors and executive officers or their related interests have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. We believe that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

In December 2003, Minot Avenue Properties, LLC, which is owned by Ms. Mitchell’s husband, purchased a storage facility which had been leased by TD Banknorth, N.A. for many years. Payments by TD Banknorth, N.A. pursuant to the lease amounted to approximately $153,000 in 2006.

We believe that the foregoing transactions are on terms which would be made to non-affiliated parties and are in the best interest of our stockholders.

Transactions with The Toronto-Dominion Bank

As of February 20, 2007, The Toronto-Dominion Bank beneficially owned approximately 59.4% of our common stock. TD Banknorth and its affiliates participate in various transactions with The Toronto-Dominion Bank.

Purchases of TD Banknorth Common Stock.  Pursuant to the stockholders agreement with The Toronto-Dominion Bank, we are required to offer The Toronto-Dominion Bank the first opportunity to purchase shares of TD Banknorth common stock to be issued by us to fund cash to be paid by us in connection with the acquisition of other entities. The Toronto-Dominion Bank exercised this right in connection with the following acquisitions.

In connection with our acquisition of Hudson United Bancorp on January 31, 2006, The Toronto-Dominion Bank purchased from us, at the completion of the transaction, 29,625,353 shares of our common stock at $31.79 per share, which represented a negotiated premium to the trading price of our common stock prior to the announcement of the merger agreement between us and Hudson United. The $31.79 per share purchase price exceeded the $29.75 per share price that would have been required pursuant to the terms of the stockholders agreement.

In connection with our acquisition of Interchange Financial Services Corporation on January 1, 2007, The Toronto-Dominion Bank purchased from us, pursuant to an agreement dated April 13, 2006, 13,000,000 shares of our common stock at $31.17 per share, which represented a negotiated premium to the trading price of our common stock prior to announcement of the merger agreement between us and Interchange and exceeded the $29.14 per share price that would have been required pursuant to the terms of the stockholders agreement.

Other Transactions and Relationships.  TD Banknorth and its affiliates engage in various transactions with The Toronto-Dominion Bank in the ordinary course of business. The material transactions of this type are summarized below. Transactions involving TD Banknorth, N.A. and its nonbanking affiliates (including TD Banknorth and The Toronto-Dominion Bank) generally are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth, N.A. as those prevailing at the time for similar non-affiliate transactions.

Interest Rate Agreements.  We have entered into interest rate agreements with The Toronto-Dominion Bank to hedge cash flows on certain variable rate commercial loans and to offset our exposure to customer-related interest rate swap agreements. At December 31, 2006, the notional amount of such interest rate swap agreements was $3.0 billion, and for the year ended December 31, 2006, we recorded $8.4 million of income, pre-tax, on interest rate agreements with The Toronto-Dominion Bank.

Foreign Exchange Activities.  We entered into foreign exchange forward contracts and foreign exchange spot contracts with The Toronto-Dominion Bank, to offset our exposure with customer foreign exchange forward and spot contracts. At December 31, 2006, the notional amount of foreign exchange forward contracts with The Toronto-Dominion Bank was $127 million, and for the year ended December 31, 2006, we recorded $1.6 million of income on such contracts.

Stewardship Agreement.  We and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which we are reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, Basel II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. For the year ended December 31, 2006, we billed The Toronto-Dominion Bank $7.2 million under this agreement.

Referral Fees.  We and The Toronto-Dominion Bank have entered into referral fee arrangements under which The Toronto-Dominion Bank pays us for the referral of new business and/or potential customers, primarily in the areas of trade finance, foreign exchange, large corporate loans and import/export letters of credit. For the year ended December 31, 2006, we received referral fees of approximately $3.6 million from The Toronto-Dominion Bank.

Line of Credit.  TD Banknorth maintains a $110 million line of credit with The Toronto-Dominion Bank at prevailing market terms and conditions. There have been no draws on this line of credit since its inception.

Federal Funds Purchased.  TD Banknorth, N.A. has been approved to purchase up to $2.5 billion of Federal Funds from The Toronto-Dominion Bank at the Federal Funds market rate. There have been no purchases of Federal Funds by TD Banknorth, N.A. from The Toronto-Dominion Bank to date.

Naming Rights Agreement.  In March 2005, we entered into an agreement for the exclusive naming rights to the Boston Garden, the home of the Boston Celtics and the Boston Bruins. Under the agreement, the official name of the arena became “TD Banknorth Garden” on July 1, 2005 for a 20-year term ending on June 30, 2025. In exchange for the naming, advertising and other benefits under the agreement, we agreed to pay an initial fee of $1.1 million and an annual fee of $5.9 million and committed to spend $1.5 million (each to be adjusted for inflation) each year in marketing and promoting the arena. The Toronto-Dominion Bank is a party to the agreement and has agreed to pay the owner 50% of each of the initial fee and annual fee.

Total Return Swap Agreement.  In December 2005, we entered into an equity total return swap that matures on March 1, 2008. This swap will return to us the change in price on 386,453 common shares of The Toronto-Dominion Bank on the NYSE less the cost to carry these shares, which is equal to three month LIBOR less The Toronto-Dominion Bank quarterly dividend. This swap hedges the restricted share units tied to the price of The Toronto-Dominion Bank common shares granted by us under the Restricted Share Unit Plan on March 1, 2005. In August and September 2006, we reduced the number of shares covered by this swap to 386,453 from 509,809 due primarily to the fixing of the value of the restricted share units held by two officers and, to a lesser extent, the adjustment in the number of restricted share units based on our performance for 2005.

Deposit Assumption.  On November 17, 2006, TD Banknorth, N.A. assumed $21 million of checking accounts and purchased associated overdraft protection lines of credit of Canadian resident customers of TD Bank USA, N.A. The related $551,000 deposit premium is included in identifiable intangible assets and amortized over 10 years.

Independence of TD Banknorth’s Board of Directors and Members of Its Committees

Under the NYSE Listed Company Manual, a listed company of which more than 50% of the voting power is held by another company, such as TD Banknorth, need not comply with the requirements to have a majority of independent directors and a compensation committee and nominating and governance committee consisting entirely of independent directors. Controlled listed companies must maintain an audit committee which is comprised entirely of independent directors, as well as comply with certain other corporate governance requirements established by the NYSE.

Although we need not comply with certain of the NYSE’s corporate governance requirements, it is the policy of our Board of Directors that a substantial majority of TD Banknorth’s directors be independent of TD Banknorth and its subsidiaries and other affiliates, including The Toronto-Dominion Bank, within the meaning of applicable laws and regulations, the listing standards of the NYSE and our Corporate Governance Guidelines, as well as that TD Banknorth maintain an Audit Committee, Human Resources and Compensation Committee and Nominating and Corporate Governance Committee comprised entirely of independent directors.

In order to make determinations regarding independence of directors, our Board of Directors annually considers all transactions and relationships between each director, as well as any member of his or her immediate family or other affiliates of the director, and TD Banknorth and its subsidiaries and other affiliates, including the transactions described under “Indebtedness of Directors and Management and Certain Transactions” above. These transactions and relationships are evaluated in accordance with the portion of our Corporate Governance Guidelines which addresses director independence, which can be found on our website at http://www.tdbanknorth.com/investorrelations.

Our Board of Directors has determined that the fact that a person is a Class B director designated by The Toronto-Dominion Bank does not, standing alone, compromise a director’s independence as a member of our Board of Directors. Because The Toronto-Dominion Bank is an affiliate of TD Banknorth, however, a Class B director may not be deemed to be independent of TD Banknorth unless the director is independent of both TD Banknorth and The Toronto-Dominion Bank. For example, a Class B director who was an executive officer of The Toronto-Dominion Bank or a director of The Toronto-Dominion Bank who also was an employee of The Toronto-Dominion Bank would not be regarded as an independent director of TD Banknorth and could not under applicable law and NYSE corporate governance rules serve as a member of our Audit Committee, Human Resources and Compensation Committee or Nominating and Corporate Governance Committee.

Based on its reviews during 2006, our Board of Directors has affirmatively determined that all of the Class A directors are independent, with the exception of William J. Ryan, who is considered an inside director because of his employment as Chairman and Chief Executive Officer of TD Banknorth, and John Otis Drew, who received $360,000 in 2005 from TD Banknorth pursuant to the terms of a consulting agreement between TD Banknorth and Mr. Drew. See “Indebtedness of Directors and Management and Certain Transactions.” Our Board of Directors also has affirmatively determined that all of the Class B directors nominated by The Toronto-Dominion Bank in its capacity as the holder of the Class B common stock are independent, with the exception of W. Edmund Clark, who is President and Chief Executive Officer of The Toronto-Dominion Bank, and Bharat B. Masrani, who is President of TD Banknorth. In addition, our Board of Directors has affirmatively determined that each member of the Audit Committee, Human Resources and Compensation Committee and Nominating and Corporate Governance Committee of the Board of Directors is independent within the meaning of applicable laws and regulations, the requirements of the NYSE and our Corporate Governance Guidelines.

Item 14	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid by us to our principal accountant for professional services rendered in connection with the audit of TD Banknorth’s consolidated financial statements for 2006 and 2005, as well as the fees paid by us to our principal accountant for audit-related services, tax services and all other services rendered to us during 2006 and 2005. For the years ended December 31, 2006 and 2005, our principal accountant was Ernst & Young LLP.

	Year Ended December 31,
	2006	2005

Audit fees(1)	$1,814,591	$1,459,864
Audit-related fees(2)	22,700	23,360
Tax fees(3)	—	110,000
All other fees	—	—

Total	$1,837,291	$1,593,224

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC, the review of management’s assessment of internal control over financial reporting and the assessment of the effectiveness of TD Banknorth’s internal controls, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees for 2006 and 2005 consist of fees incurred for services reasonably related to the performance of the audit or review of our financial statements, including certain agreed-upon procedures and engagements.

(3)	Tax fees in 2005 consist of fees paid in connection with a telecommunications tax refund project and with analyses with respect to the operation of Section 280G of the Internal Revenue Code in connection with acquisition activity.

The Audit Committee selects TD Banknorth’s independent registered public accounting firm and pre-approves all audit services to be provided by it to TD Banknorth. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter and policy on pre-approval of audit-related and non-audit related services. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. Pursuant to its policy, the Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The Chair of the Audit Committee has been delegated the authority to approve audit-related and non-audit related services in lieu of the full Audit Committee. On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.

Since May 6, 2003, the effective date of SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of our independent registered public accounting firm was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in the rules of the SEC.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated balance sheets at December 31, 2006 and 2005

Consolidated statements of income for each of the years in the three-year period ended December 31, 2006

Consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2006

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(a)(3) The following exhibits are included as part of this Form 10-K. Where applicable, references to TD Banknorth include its predecessor, Banknorth Group, Inc., and Peoples Heritage Financial Group, Inc., the name of Banknorth Group, Inc. prior to May 10, 2000.

Exhibit No.	Exhibit	Location

2(a)	Agreement and Plan of Merger among The Toronto-Dominion Bank, Bonn Merger Co. and TD Banknorth, dated as of November 19, 2006	(1)
3(a)	Certificate of Incorporation of TD Banknorth	(2)
3(b)	Bylaws of TD Banknorth	(2)
4(a)	Specimen Common Stock certificate	(2)
4(b)	Amended and Restated Stockholders Agreement, dated as of August 25, 2004, by and among The Toronto-Dominion Bank, TD Banknorth and Banknorth Group, Inc.	(2)
4(c)	Instruments defining the rights of security holders, including indentures	(3)
10(a)(1)	Employment Agreement, dated as of August 25, 2004, among TD Banknorth, The Toronto-Dominion Bank and William J. Ryan	(4)
10(a)(2)	First Amendment, dated as of May 9, 2006, to the Employment Agreement, dated as of August 25, 2004, among TD Banknorth, The Toronto-Dominion Bank and William J. Ryan	(5)
10(a)(3)	Second Amendment, dated as of October 19, 2006, to the Employment Agreement, dated as of August 25, 2004, among TD Banknorth, The Toronto-Dominion Bank and William J. Ryan	(6)
10(a)(4)	Waiver Letter entered into between TD Banknorth and William J. Ryan, dated as of November 19, 2006	(7)
10(b)(1)	Employment Agreement, dated as of August 25, 2004, between TD Banknorth and Peter J. Verrill	(4)
10(b)(2)	First Amendment, dated as of May 9, 2006, to the Employment Agreement between TD Banknorth and Peter J. Verrill	(5)
10(b)(3)	Waiver Letter entered into between TD Banknorth and Peter J. Verrill, dated as of November 19, 2006	(7)

Exhibit No.	Exhibit	Location

10(c)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and David J. Ott	(4)
10(c)(2)	First Amendment to Retention Agreement, dated as of January 31, 2006, between TD Banknorth and David J. Ott	(8)
10(d)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Andrew W. Greene	(4)
10(d)(2)	First Amendment to Retention Agreement, dated as of January 31, 2006, between TD Banknorth and Andrew W. Greene	(8)
10(e)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Wendy Suehrstedt	(4)
10(e)(2)	First Amendment, dated as of May 9, 2006, to Retention Agreement between TD Banknorth and Wendy Suehrstedt	(5)
10(f)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Stephen J. Boyle	(4)
10(f)(2)	First Amendment, dated as of May 9, 2006, to Retention Agreement between TD Banknorth and Stephen J. Boyle	(5)
10(f)(3)	Waiver Letter entered into between TD Banknorth and Stephen J. Boyle, dated as of November 19, 2006	(7)
10(g)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and John W. Fridlington	(4)
10(g)(2)	First Amendment, dated as of May 9, 2006, to Retention Agreement between TD Banknorth and John W. Fridlington	(5)
10(h)(1)	Retention Agreement, dated as of August 25, 2004, between TD Banknorth and Carol L. Mitchell	(4)
10(h)(2)	First Amendment, dated as of May 9, 2006, to Retention Agreement between TD Banknorth and Carol L. Mitchell	(5)
10(h)(3)	Waiver Letter entered into between TD Banknorth and Carol L. Mitchell, dated as of November 19, 2006	(7)
10(i)(1)	Retention Agreement, dated as of September 30, 2004, between TD Banknorth and Edward P. Schreiber	(9)
10(i)(2)	First Amendment, dated as of May 9, 2006, to Retention Agreement between TD Banknorth and Edward P. Schreiber	(5)
10(j)	Amended and Restated Supplemental Retirement Agreement between TD Banknorth and William J. Ryan	(10)
10(k)	Amended and Restated Supplemental Retirement Agreement between TD Banknorth and Peter J. Verrill	(10)
10(l)	Amended and Restated Supplemental Retirement Agreement between TD Banknorth and John W. Fridlington	(10)
10(m)	Amended and Restated TD Banknorth Supplemental Retirement Plan (which covers each executive officer of TD Banknorth named in this Report, other than Messrs. Ryan, Verrill and Fridlington)	(10)
10(n)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Key Employees	(11)

Exhibit No.	Exhibit	Location

10(o)	1986 Stock Option and Stock Appreciation Rights Plan, as amended	(12)
10(p)	Amended and Restated Employee Stock Purchase Plan	(13)
10(q)	Amended and Restated Restricted Stock Plan for Non-Employee Directors (This plan was superseded prospectively upon the approval of the Amended and Restated 2003 Equity Incentive Plan by the shareholders of TD Banknorth on May 24, 2005.)	(14)
10(r)	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (This plan was superseded prospectively upon the approval of the Amended and Restated 2003 Equity Incentive Plan by the shareholders of TD Banknorth on May 24, 2005.)	(15)
10(s)(1)	Amended and Restated 401(k) Plan, effective January 1, 2004	(15)
10(s)(2)	First Amendment to the Amended and Restated 401(k) Plan	(9)
10(s)(3)	Second Amendment to the Amended and Restated 401(k) Plan	(16)
10(s)(4)	Third Amendment to the Amended and Restated 401(k) Plan	(16)
10(s)(5)	Fourth Amendment to the Amended and Restated 401(k) Plan	(16)
10(t)(1)	1996 Equity Incentive Plan, as restated	(17)
10(t)(2)	Amendment No. 1 to the TD Banknorth 1996 Equity Incentive Plan	(18)
10(t)(3)	Form of nonqualified stock option agreement under the 1996 Equity Incentive Plan	(18)
10(u)	Executive Incentive Plan	(17)
10(v)(1)	Amended and Restated 2003 Equity Incentive Plan	(19)
10(v)(2)	Form of nonqualified stock option agreement under the 2003 Equity Incentive Plan prior to it being amended and restated	(18)
10(v)(3)	Form of restricted stock unit award agreement — stock settlement under the 2003 Equity Incentive Plan prior to it being amended and restated	(18)
10(v)(4)	Form of restricted stock unit award agreement — cash settlement under the 2003 Equity Incentive Plan prior to it being amended and restated	(18)
10(v)(5)	Form of nonqualified stock option agreement under the Amended and Restated 2003 Equity Incentive Plan	(20)
10(v)(6)	Form of nonqualified stock option agreement for non-employee directors under the Amended and Restated 2003 Equity Incentive Plan	(20)
10(v)(7)	Form of restricted stock unit award agreement — stock settlement under the Amended and Restated 2003 Equity Incentive Plan	(20)
10(v)(8)	Form of restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan	(20)
10(v)(9)	Form of amended and restated performance-based restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan for performance grants in 2005	(10)
10(v)(10)	Form of restricted stock agreement for non-employee directors under the Amended and Restated 2003 Equity Incentive Plan	(20)
10(v)(11)	Form of amended and restated performance-based restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan for performance grants in 2006	(10)
10(v)12	Form of performance-based restricted stock unit award agreement — cash settlement under the Amended and Restated 2003 Equity Incentive Plan for performance grants in 2006	(12)

Exhibit No.	Exhibit	Location

10(w)(1)	2005 Performance Based Restricted Share Unit Plan of TD Banknorth	(21)
10(w)(2)	Form of Amended and Restated Participation Agreement under the 2005 Performance Based Restricted Share Unit Plan between TD Banknorth and each of Messrs. Ryan, Verrill, Ott, Greene, Boyle and Fridlington and Ms. Mitchell and Ms. Suehrstedt	(24)
10(w)(3)	First Amendment to Amended and Restated Participation Agreement under the TD Banknorth Inc. 2005 Performance Based Restricted Share Unit Plan, dated as of January 31, 2006, between TD Banknorth and Andrew W. Greene	(8)
10(w)(4)	First Amendment to Amended and Restated Participation Agreement under the TD Banknorth Inc. 2005 Performance Based Restricted Share Unit Plan, dated as of January 31, 2006, between TD Banknorth and David J. Ott	(8)
10(w)(5)	Performance target for 2006 and related table for the restricted stock units granted under the 2005 Performance Based Restricted Share Unit Plan	(22)
10(x)	Restricted Stock Unit Award Agreement — Cash Settlement, to Edward Schreiber, with respect to the common shares of The Toronto-Dominion Bank, dated as of October 19, 2006	(6)
12	Calculation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of TD Banknorth Inc.
23(a)	Consent of Ernst & Young LLP
23(b)	Consent of KPMG LLP
31(a)	Certification of Chief Executive Officer under Rules 13a-14 and 15d-14
31(b)	Certification of Chief Financial Officer under Rules 13a-14 and 15d-14
32(a)	Certification of Chief Executive Officer Under 18 U.S.C. §1350
32(b)	Certification of Chief Financial Officer Under 18 U.S.C. §1350

(1)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on November 22, 2006 (SEC file No. 000-51179).

(2)	Exhibit is incorporated by reference to the applicable exhibit to the Registration Statement on Form S-4/F-4 filed by TD Banknorth and The Toronto-Dominion Bank with the SEC (File Nos. 333-119517,119519).

(3)	TD Banknorth has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of TD Banknorth and its subsidiaries on a consolidated basis. TD Banknorth hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(4)	Exhibit is incorporated by reference to the Form 8-K report filed by Banknorth Group, Inc. on August 31, 2004 (SEC file No. 001-31251).

(5)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on May 15, 2006 (SEC file No. 000-51179).

(6)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on October 23, 2006 (SEC file No. 000-51179).

(7)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on November 22, 2006 (SEC file No. 000-51179).

(9)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on February 1, 2006 (SEC file No. 000-51179).

(10)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 2004 (SEC file No. 001-31251).

(11)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on January 25, 2007 (SEC file No. 000-51179).

(12)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on December 18, 2006 (SEC file No. 000-51179).

(13)	Exhibit is incorporated by reference to the Form S-4 Registration Statement (No. 33-20243) filed by Banknorth Group, Inc. with the SEC on February 22, 1988. An amendment to the 1986 Stock Option and Stock Appreciation Rights Plan is incorporated by reference to the proxy statement filed by Banknorth Group, Inc. with the SEC on March 24, 1994.

(14)	Exhibit is incorporated by reference to the proxy statement dated March 22, 2002 filed by Banknorth Group, Inc. with the SEC (SEC file No. 001-31251).

(15)	Exhibit is incorporated by reference to the Form 10-K report filed by Banknorth Group, Inc. for the year ended December 31, 1996 (SEC file No. 001-31251).

(16)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 2003 (SEC file No. 001-31251).

(17)	Exhibit is incorporated by reference to TD Banknorth Inc.’s Form 10-K report for the year ended December 31, 2005 (SEC file No. 001-51179).

(18)	Exhibit is incorporated by reference to Banknorth Group, Inc.’s Form 10-K report for the year ended December 31, 2002 (SEC file No. 001-31251).

(19)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth on March 23, 2005 (SEC file No. 000-51179).

(20)	Exhibit is incorporated by reference to Annex B to the proxy statement dated April 20, 2005 filed by TD Banknorth with the SEC (SEC file No. 000-51179).

(21)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on May 25, 2005 (SEC file No. 000-51179).

(22)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on March 7, 2005 (SEC file No. 000-51179).

(23)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on January 30, 2006 (SEC file No. 000-51179).

(24)	Exhibit is incorporated by reference to the Form 8-K report filed by TD Banknorth with the SEC on February 26, 2007 (SEC file No. 000-51179).

TD Banknorth’s management contracts or compensatory plans or arrangements consist of Exhibit Nos. 10(a)-(w).

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

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ William E. Bennett William E. Bennett Director	Date: February 28, 2007

/s/ W. Edmund Clark W. Edmund Clark Director	Date: February 28, 2007

/s/ Robert G. Clarke Robert G. Clarke Director	Date: February 28, 2007

/s/ P. Kevin Condron P. Kevin Condron Director	Date: February 28, 2007

/s/ John Otis Drew John Otis Drew Director	Date: February 28, 2007

/s/ Brian M. Flynn Brian M. Flynn Director	Date: February 28, 2007

/s/ Joanna T. Lau Joanna T. Lau Director	Date: February 28, 2007

/s/ Dana S. Levenson Dana S. Levenson Director	Date: February 28, 2007

/s/ Steven T. Martin Steven T. Martin Director	Date: February 28, 2007

/s/ Bharat B. Masrani Bharat B. Masrani Director and President	Date: February 28, 2007

/s/ John M. Naughton John M. Naughton Director	Date: February 28, 2007

/s/ Wilbur J. Prezzano Wilbur J. Prezzano Director	Date: February 28, 2007

/s/ Irving E. Rogers, III Irving E. Rogers, III Director	Date: February 28, 2007

/s/ David A. Rosow David A. Rosow Director	Date: February 28, 2007

/s/ William J. Ryan William J. Ryan Chairman and Chief Executive Officer (principal executive officer)	Date: February 28, 2007

/s/ Curtis M. Scribner Curtis M. Scribner Director	Date: February 28, 2007

/s/ Peter G. Vigue Peter G. Vigue Director	Date: February 28, 2007

/s/ Gerry S. Weidema Gerry S. Weidema Director	Date: February 28, 2007

/s/ Stephen J. Boyle Stephen J. Boyle Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	Date: February 28, 2007