Form 10-Q
period 2007-03-31
TD BANKNORTH INC.
filed 2007-05-08
CIK 1304994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding for each class of the Registrant’s common stock as of April 30, 2007 is:

Common stock, par value $0.01 per share	(1)

(Class)	(Outstanding)

(1)	One hundred percent owned indirectly by The Toronto-Dominion Bank.
The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by General Instruction H(2).
Available on the Web @ www.tdbanknorth.com

INDEX
TD BANKNORTH INC. AND SUBSIDIARIES

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$789,936	$906,553
Federal funds sold and other short-term investments	2,895	471,028
Securities purchased under agreements to resell	2,424,893	1,789,766
Securities available for sale, at market value	2,198,953	2,505,888
Securities held to maturity (fair value of $46,242 in 2007 and $49,491 in 2006)	45,327	48,457
Loans held for sale	26,037	19,112
Loans and leases:
Residential real estate mortgages	2,831,262	2,667,448
Commercial real estate mortgages	9,370,537	8,749,887
Commercial business loans and leases	6,927,150	6,534,792
Consumer loans and leases	7,037,943	7,046,638
Credit card receivables	441,459	462,736

Total loans and leases	26,608,351	25,461,501
Less: Allowance for loan and lease losses	301,409	279,638

Net loans and leases	26,306,942	25,181,863

Premises and equipment, net	500,888	486,143
Goodwill	6,378,992	6,022,534
Identifiable intangible assets	736,455	727,596
Bank-owned life insurance	828,691	791,489
Other assets	988,942	1,208,656

Total assets	$41,228,951	$40,159,085

Liabilities and Shareholders’ Equity
Deposits:
Savings accounts	$3,703,857	$3,685,872
Money market and NOW accounts	11,002,519	9,654,755
Certificates of deposit	7,859,196	7,393,218
Brokered deposits	225,292	227,545
Deposits in foreign office — interest bearing	192,317	153,237
Noninterest-bearing deposits	5,899,960	5,890,139

Total deposits	28,883,141	27,004,766
Short-term borrowings	1,581,697	2,223,512
Long-term debt	1,437,819	1,423,581
Deferred tax liability on identifiable intangible assets	288,617	286,069
Other liabilities	290,227	899,112

Total liabilities	32,481,501	31,837,040

Commitments and contingencies

Shareholders’ Equity:
Preferred stock (par value $0.01 per share, 5,000,000 shares authorized, none issued)	—	—
Common stock (par value $0.01 per share, 400,000,000 shares authorized, Issued - 263,910,577 in 2007 and 250,910,577 in 2006)	2,639	2,509
Common stock, Class B (par value $0.01 per share, authorized and issued 1 share in 2006 and 2005)	—	—
Paid-in capital	9,148,754	8,743,938
Retained earnings	287,055	290,185
Treasury stock, at cost (21,427,975 shares in 2007 and 22,030,878 shares in 2006)	(667,298)	(686,073)
Accumulated other comprehensive loss	(23,700)	(28,514)

Total shareholders’ equity	8,747,450	8,322,045

Total liabilities and shareholders’ equity	$41,228,951	$40,159,085

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Interest and dividend income:
Interest and fees on loans and leases	$456,510	$378,698
Interest and dividends on securities	58,704	77,801

Total interest and dividend income	515,214	456,499

Interest expense:
Interest on deposits	177,738	106,682
Interest on borrowed funds	41,084	67,373

Total interest expense	218,822	174,055

Net interest income	296,392	282,444
Provision for loan and lease losses	30,000	6,900

Net interest income after provision for loan and lease losses	266,392	275,544

Noninterest income:
Deposit services	44,867	38,479
Insurance agency commissions	16,869	15,839
Merchant and electronic banking income, net	16,376	15,636
Wealth management services	11,380	11,348
Bank-owned life insurance	8,839	7,288
Investment planning services	5,042	5,142
Net securities gains (losses)	92	(90)
Other noninterest income	30,054	24,197

	133,519	117,839

Noninterest expense:
Compensation and employee benefits	137,044	125,210
Occupancy	27,824	24,296
Equipment	17,512	14,884
Data processing	15,606	15,233
Advertising and marketing	7,328	8,191
Amortization of identifiable intangible assets	36,781	37,666
Merger and restructuring costs	30,594	19,818
Other noninterest expense	45,348	31,738

	318,037	277,036

Income before income tax expense	81,874	116,347
Provision for income taxes	26,186	38,799

Income from continuing operations	55,688	77,548

Discontinued operations
Loss from discontinued operations	(2,006)	(2,599)
Income tax benefit	1,486	1,257

Loss from discontinued operations, net of tax	(520)	(1,342)

Net income	$55,168	$76,206

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands) (Unaudited)

							Accumulated
	Common						Other
	Shares	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Compensation	Stock	Income (Loss)	Total

Balances at December 31, 2006	228,880	$2,509	$8,743,938	$290,185	$0	($686,073)	($28,514)	$8,322,045
Net income	—	—	—	55,168	—	—	—	55,168
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	2,634	2,634
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	332	332
Defined benefit pension plans : Net gains	—	—	—	—	—	—	1,848	1,848

Comprehensive income								59,982
Adjustment to initially apply FIN 48, net of tax	—	—	—	(5,010)	—	—	—	(5,010)
Common stock issued to The Toronto-Dominion Bank for acquisitions	13,000	130	405,080	—	—	—	—	405,210
Treasury stock issued for employee benefit plans, including tax benefit of $1.4 million	603	—	(1,940)	—	—	18,775	—	16,835
Stock option compensation expense	—	—	1,676	—	—	—	—	1,676
Treasury stock purchased	—	—	—	—	—	0	—	0
Decrease in unearned compensation	—	—	—	—	0	—	—	0
Cash dividends declared ($0.22 per share)	—	—	—	(53,288)	—	—	—	(53,288)

Balances at March 31, 2007	242,483	$2,639	$9,148,754	$287,055	$0	($667,298)	($23,700)	$8,747,450

Balances at December 31, 2005	173,665	$1,884	$6,833,677	$152,494	($1,131)	($469,010)	($34,041)	$6,483,873
Net income	—	—	—	76,206	—	—	—	76,206
Change in unrealized losses on securities, net of reclassification adjustment net of tax	—	—	—	—	—	—	(14,947)	(14,947)
Change in unrealized gains on cash flow hedges, net of reclassification adjustment net of tax	—	—	—	—	—	—	4,274	4,274

Comprehensive income								65,533
Common stock issued for acquisitions	32,859	329	965,065	—	—	—	—	965,394
Common stock issued to The Toronto-Dominion Bank for acquisitions	29,625	296	941,494	—	—	—	—	941,790
Treasury stock issued for employee benefit plans, including tax benefit of $0.4 million	301	—	(1,827)	—	—	9,471	—	7,644
Stock option compensation expense	—	—	1,917	—	—	—	—	1,917
Treasury stock purchased	(8,500)	—	—	—	—	(255,470)	—	(255,470)
Decrease in unearned compensation	—	—	—	—	375	—	—	375
Cash dividends declared ($0.22 per share)	—	—	—	(50,833)	—	—	—	(50,833)

Balances at March 31, 2006	227,950	$2,509	$8,740,326	$177,867	($756)	($715,009)	($44,714)	$8,160,223

See accompanying notes to unaudited Consolidated Financial Statements.

TD BANKNORTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$55,168	$76,206
Loss from discontinued operations, net of tax	520	1,342

Income from continuing operations	55,688	77,548
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	30,000	6,900
Depreciation of banking premises and equipment	17,497	14,451
Net amortization of premium and discounts	2,449	(1,710)
Amortization of intangible assets	36,781	37,666
Deferred tax (benefit) provision	(4,369)	4,800
Unearned compensation/stock option expense	—	375
Stock-based compensation expense	1,676	1,917
Net losses (gains) realized from sales of securities and loans	(92)	73
Increase in cash surrender value of bank owned life insurance	(8,839)	(7,288)
Pension plan contributions	(1,195)	—
Proceeds from sales of loans held for sale	147,963	84,953
Residential loans originated and purchased for sale	(154,888)	(78,591)
Change in fair value of derivatives	(121)	—
Change in net deferred tax liability	2,930	(37,875)
Net (increase) decrease in other assets	67,718	19,983
Net (decrease) increase in other liabilities	(54,326)	(9,991)

Net cash provided by operating activities	138,872	113,211

Cash flows from investing activities:
Proceeds from sales of securities available for sale	631,083	2,942,035
Proceeds from sale of securities as part of the deleveraging program	—	2,528,541
Proceeds from maturities and principal repayments of securities available for sale	149,389	275,756
Purchases of securities available for sale	(216,144)	(899,363)
Net (increase) in securities purchased under reverse repurchase agreements	(635,234)	(3,200,000)
Proceeds from maturities and principal repayments of securities held to maturity	3,130	4,100
Net increase in loans and leases	(52,622)	(309,188)
Proceeds from sales of portfolio loans	—	925
Net additions to premises and equipment	(19,661)	(21,128)
Proceeds from policy coverage on bank owned life insurance	636	19
Proceeds from sale of other real estate owned	1,188	—
Cash used in business acquisitions	(468,069)	(941,874)
Cash acquired from acquisitions	39,234	238,562

Net cash (used in) provided by investing activities	(567,070)	618,385

Cash flows from financing activities:
Net increase (decrease) in deposits	636,781	(294,472)
Net decrease in short-term borrowings	(641,815)	(587,245)
Payments on long-term debt	(113,059)	(412,401)
Excess tax benefits (expense) from stock-based compensation	1,218	(448)
Treasury stock issued for employee benefit plans	15,617	7,644
Issuance of stock to The Toronto-Dominion Bank	—	941,790
Purchase of treasury stock	—	(255,470)
Cash dividends paid to shareholders	(53,288)	(50,833)

Net cash (used in) financing activities	(154,546)	(651,435)

Cash flows from discontinued operations:
Operating activities	(2,006)	(2,599)

Net cash used in discontinued operations	(2,006)	(2,599)

(Decrease) increase in cash and cash equivalents	(584,750)	77,562
Cash and cash equivalents at beginning of year	1,377,581	769,258

Cash and cash equivalents at end of period	$792,831	$846,820

In conjunction with the purchase acquisitions, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$1,871,461	$10,301,998
Less liabilities assumed	1,403,392	8,394,729

Supplemental cash flow disclosures

Cash paid for interest	$209,173	$157,569
Cash paid for income taxes	4,646	11,172

See accompanying notes to Consolidated Financial Statements.

TD BANKNORTH INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(In thousands, except per share data and as noted) (Unaudited)
Note 1 — Basis of Presentation
We, TD Banknorth Inc. (“TD Banknorth”), are a bank/financial holding company under the Bank Holding Company Act of 1956, as amended, which conducts business through TD Banknorth, National Association (“TD Banknorth, NA” or the “Bank”) and various nonbanking subsidiaries. As of March 31, 2007, we were a majority-owned subsidiary of The Toronto-Dominion Bank. On April 18, 2007, our shareholders approved an agreement and plan of merger with The Toronto-Dominion Bank providing for the acquisition by The Toronto-Dominion Bank of all of the outstanding shares of common stock of TD Banknorth Inc. not owned by The Toronto-Dominion Bank or its affiliates for $32.33 per share in cash. On April 20, 2007, this acquisition was completed and TD Banknorth became an indirect wholly-owned subsidiary of The Toronto-Dominion Bank. As a result, no earnings per share computations have been included in these financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. We have not changed our significant accounting and reporting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). See Note 2 below. There have been no significant changes in the methods or assumptions used in the accounting policies requiring material estimates and assumptions.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated financial statements have been included herein. The results of operations for the interim period of 2007 presented herein are not necessarily indicative of the results that may be expected for any other interim period or the year ending December 31, 2007. Certain amounts in the prior periods have been reclassified to conform to the current presentation. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.
Note 2 — Accounting Changes
The following is a discussion of recently adopted or pending accounting pronouncements.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159”), effective January 1, 2008. FAS 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We are currently assessing the impact of this guidance on our financial statements.
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
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and provides greater consistency in criteria used to recognize, derecognize and measure benefits related to income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. See Note 17. The adoption of FIN 48 did not have a material impact on our financial condition.
Note 3 — Acquisitions
Acquisitions are an important part of our strategic plan. The following table summarizes bank acquisitions completed by us since January 1, 2006. The acquisitions were accounted for as purchases and, as a result, were included in our results of operations from the date of acquisition.

				Transaction-Related Items
		Balance at			Identifiable				Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares		Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued		Price

Interchange Financial Services Corporation	1/1/2007	$1,567.0	$176.5	$366.6	$26.4	$468.1	—	(1)	$468.1
Hudson United Bancorp	1/31/2006	$8,771.0	$518.3	$1,463.6	$222.5	$941.8	32.9	(2)	$1,907.3

(1)	13.0 million shares of common stock were sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Interchange Financial Services Corporation.

(2)	Shares issued does not include the 29.6 million shares of common stock sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Hudson United Bancorp.
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
Gross revenues from discontinued operations for the three months ended March 31, 2007 and 2006 amounted to $5.7 million and $3.6 million, respectively.
At March 31, 2007, the aggregate total assets and total liabilities of these investments amounted to $23.8 million and $18.4 million, respectively, and were recorded in other assets and other liabilities, respectively.

Note 5 — Stock Compensation Plans
General
Total stock-based compensation expense recorded for the three months ended March 31, 2007 and 2006 was $6.6 million and $7.5 million, respectively. The total income tax benefit recognized on stock-based compensation was $2.6 million and $2.9 million for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, there was $45.8 million of unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted average period of 1.7 years.
Effective April 20, 2007, we became an indirect wholly-owned subsidiary of The Toronto-Dominion Bank and outstanding options to purchase our common stock were converted into cash or options to purchase common shares of The Toronto-Dominion Bank in accordance with the terms of the merger agreement. Upon completion of the acquisition, each outstanding and unexercised option to purchase a share of TD Banknorth common stock that would expire no later than December 31, 2008 vested and was converted into the right to receive an amount in cash equal to the product of (x) the excess, if any, rounded to the nearest whole cent, of (1) the merger consideration of $32.33 per share over (2) the exercise price per share of the TD Banknorth common stock subject to such cash-out option and (y) the number of shares of TD Banknorth common stock subject to such cash-out option. In addition, each outstanding and unexercised option to purchase shares of TD Banknorth common stock that would expire after December 31, 2008, whether or not vested or exercisable, was converted into an option to acquire a number of common shares of The Toronto-Dominion Bank equal to the product of (1) the number of shares of TD Banknorth common stock subject to the option multiplied by (2) 53.33%, at an exercise price per common share of The Toronto-Dominion Bank equal to (x) the exercise price per share of TD Banknorth common stock under the option divided by (y) 53.33%, rounded up to the nearest cent.
Restricted Stock and Restricted Stock Units
Under the 2003 Equity Incentive Plan, we have granted restricted stock and restricted stock units to our directors, officers and eligible employees. All outstanding restricted stock units will be settled in cash and had a three-year vesting period at the time of grant.
The following table summarizes the activity in our nonvested restricted stock and restricted stock units awards during the three months ended March 31, 2007.

		Weighted
	Restricted Stock	Average
	and Restricted	Grant-Date
Restricted Stock and Restricted Stock Units	Stock Units	Fair Value
Nonvested at January 1, 2007	1,360,837	$30.02
Granted	672,514	32.28
Vested	(12,367)	30.11
Forfeited	(70,767)	30.75

Nonvested at March 31, 2007	1,950,217	30.77

Vested at March 31, 2007	33,320	30.22

The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2007 was $398. No restricted stock or restricted stock units vested during the three months ended March 31, 2006.
Upon completion of the merger which resulted in us becoming an indirect wholly-owned subsidiary of The Toronto-Dominion Bank, each restricted stock unit in respect of TD Banknorth common stock was amended or adjusted to provide that (i) each restricted stock unit will be valued with reference to common shares of The Toronto-Dominion Bank, rather than valued with reference to shares of TD Banknorth common stock, and (ii) the number of notional common shares of The Toronto-Dominion Bank subject to such amended or adjusted award is equal to the product of (x) the number of notional shares of TD Banknorth common stock in respect of such award immediately prior to amendment or adjustment multiplied by (y) 53.33%. Restricted stock units with respect to the common shares of The Toronto-Dominion Bank granted under our 2005 Performance Based Restricted Share Unit Plan were not so adjusted. The performance criteria relating to all outstanding restricted stock units also were adjusted for certain periods to be substantially similar to the methodology used in The Toronto-Dominion Bank’s Performance Based Restricted Share Unit Plan.
Note 6 — Securities Purchased under Agreements to Resell
Securities purchased under agreements to resell consist of the purchase of a security with the commitment by us to resell the security to the original seller at a specified price. These securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired plus accrued interest. Our policy is to take possession of the securities purchased. We pledge certain of these securities to collateralize public deposits and borrowings. At March 31, 2007 and December 31, 2006, we had $2.4 billion and $1.8 billion, respectively, of securities purchased under agreements to resell which mature in 2007.
Note 7 — Securities Available for Sale
The following table presents the fair value of our investments with continuous unrealized losses for less than one year and more than one year at March 31, 2007.

	Less than 1 year			More than 1 year			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Available for Sale:	Investments	Value	Losses	Investments	Value	Losses	Investments	Value	Losses

U. S. Government obligations and obligations of U.S. Government agencies and Government sponsored enterprises	—	$0	$0	1	$971	$14	1	$971	$14
Tax-exempt bonds and notes	17	12,083	53	80	43,725	381	97	55,808	434
Other bonds and notes	13	26,944	212	42	36,169	433	55	63,113	645
Mortgage-backed securities	170	402,877	2,142	673	983,687	16,964	843	1,386,564	19,106
Collateralized mortgage obligations	1	371	5	12	47,234	635	13	47,605	640
Equity securities	2	89	10	1	114	27	3	203	37

	203	$442,364	$2,422	809	$1,111,900	$18,454	1,012	$1,554,264	$20,876

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
U.S. Government, agency and Government-sponsored enterprises securities at March 31, 2007 consisted of one U.S. Treasury note.

Note 8 — Goodwill and Other Intangible Assets
The following table summarizes activity in our goodwill and identifiable intangible asset accounts during the periods indicated and the amortization expense of identifiable intangible assets during the periods indicated.

			Other	Total
		Core Deposit	Identifiable	Identifiable
	Goodwill	Intangibles	Intangibles	Intangibles
Balance, December 31, 2006	$6,022,534	$516,200	$211,396	$727,596
Recorded during the year	366,736	26,350	—	26,350
Amortization expense	—	(32,318)	(4,463)	(36,781)
Adjustment of purchase accounting estimates	(10,278)	19,290	—	19,290

Balance, March 31, 2007	$6,378,992	$529,522	$206,933	$736,455

Estimated Annual Amortization Expense:
Remaining 2007	—	$85,260	$13,388	$98,648
2008	—	93,801	16,809	110,610
2009	—	76,497	16,186	92,683
2010	—	62,024	15,440	77,464
2011	—	49,691	14,870	64,561
Thereafter	—	162,249	130,240	292,489
The following table sets forth the components of our identifiable intangible assets at March 31, 2007.

	March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Identifiable intangible assets:
Core deposit intangibles	$788,741	$259,219	$529,522
Other identifiable intangibles:
Loan relationship intangibles	133,535	14,018	119,517
Other identifiable intangibles	110,629	23,213	87,416

	244,164	37,231	206,933

Total	$1,032,905	$296,450	$736,455

Note 9 — Deposits
Certificates of deposits of $100,000 or more amounted to $3.1 billion and $2.9 billion at March 31, 2007 and December 31, 2006, respectively.
Note 10 — Short-term Borrowings
Short-term borrowings are all borrowings with an original maturity of one year or less. The following table sets forth our short-term borrowings at the dates indicated.

	March 31, 2007	December 31, 2006
Securities sold under agreements to repurchase — retail	$1,311,824	$1,517,591
Federal funds purchased	269,700	689,000
Treasury, tax and loan notes	173	16,921

	$1,581,697	$2,223,512

At March 31, 2007, we had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus a maximum of 0.60%. There were no drawdowns on this line during 2007.
Note 11 — Long-term Debt
The following table sets forth our long-term debt (debt with original maturities of more than one year) at the dates indicated.

	March 31, 2007	December 31, 2006
Federal Home Loan Bank advances	$67,306	$68,610
Securities sold under agreements to repurchase — retail	8,636	10,415
Junior subordinated debentures issued to affiliated trusts	534,781	517,390
Subordinated debt 7.625% due 2011	219,094	220,313
Subordinated debt 7.00% due 2012	218,513	219,881
Subordinated debt 5.05% due 2022	233,847	231,680
Senior notes 3.75%, due 2008	149,535	149,411
Other long-term debt	6,107	5,881

Total	$1,437,819	$1,423,581

Borrowings callable by the lender amounted to $35.0 million at March 31, 2007 and December 31, 2006. In addition, junior subordinated debentures of $364 million are callable by us in 2007.
Note 12 — Changes in Accumulated Other Comprehensive Income
The following table presents the reconciliation of items affecting accumulated other comprehensive income included in shareholders’ equity for the periods indicated.

	Three Months Ended
	March 31, 2007			March 31, 2006
	Pre-tax	Tax	Net of	Pre-tax	Tax	Net of
	Amount	Effect	Tax	Amount	Effect	Tax

Change in:
Change in unrealized gain (loss) on securities available for sale	$4,105	($1,411)	$2,694	($23,085)	$8,080	($15,005)
Change in unrealized gain (loss) on cash flow hedges	2,912	(1,019)	1,893	2,869	(1,004)	1,865
Defined benefit plans: net gains	2,843	(995)	1,848
Reclassification adjustment for losses (gains) realized in net income	(2,493)	872	(1,621)	3,796	(1,329)	2,467

Net change in unrealized gains (losses)	$7,367	($2,553)	$4,814	($16,420)	$5,747	($10,673)

Note 13 — Other Noninterest Income
The following table sets forth the primary categories of our other noninterest income during the periods indicated.

	Three Months Ended
	March 31, 2007	March 31, 2006
Loan fee income	$16,920	$12,392
Income on restricted stock	5,275	4,583
Mortgage banking services income	2,191	1,235
Venture capital (write-downs) gains	(15)	508
Covered call premiums	—	922
Miscellaneous income	5,683	4,557

Total	$30,054	$24,197

Note 14 — Other Noninterest Expense
The following table sets forth the primary categories of our other noninterest expense during the periods indicated.

	Three Months Ended
	March 31, 2007	March 31, 2006
Other noninterest expense:
Professional fees	$6,647	$5,509
Telephone	4,391	3,932
Office supplies	3,117	3,061
Postage and freight	4,110	3,671
Corporate contributions (1)	8,264	31
Courier	2,728	2,404
Miscellaneous loan costs	1,916	1,205
Collection and carrying costs of non-performing assets	384	525
Deposits and other assessments	1,375	1,241
Miscellaneous	12,416	10,159

Total other noninterest expense	$45,348	$31,738

(1)	Includes an $8 million special contribution to the TD Banknorth Charitable Foundation.
Note 15 — Pension and Other Postretirement Plans
The following table presents the amount of net periodic benefit cost recognized by us during the periods indicated.

Components of net periodic benefit cost:

	Three Months Ended
	March 31, 2007	March 31, 2006
Qualified Pension
Service cost	$4,443	$4,475
Interest cost	4,106	4,270
Expected (gain) on plan assets	(7,592)	(7,185)

Net periodic benefit cost	$957	$1,560

Nonqualified Pension
Service cost	$190	$236
Interest cost	935	669
Amortization of prior service costs	264	312
Recognized actuarial (gain)	(2)	—

Net periodic benefit cost	$1,387	$1,217

Other Postretirement Benefits
Service cost	$48	$50
Interest cost	279	339
Recognized actuarial (gain)	(102)	(64)

Net periodic benefit cost	$225	$325

We expect to contribute approximately $40.0 million to our pension plans in 2007, none of which is required to satisfy minimum funding requirements. The discretionary contribution is anticipated to be paid in December after final review of the 2007 pension obligation and, as in prior years, is expected to be paid entirely in cash.
Note 16 — Merger and Restructuring Costs
In connection with the consolidation and/or closing of 24 existing branch offices and a reduction in force of approximately 400 employees, we recorded a restructuring charge of $13.1 million, pre-tax, in the quarter ended March 31, 2007, including a charge of approximately $8.2 million, pre-tax, for severance payments to be made to employees upon termination.
The following table summarizes our merger and restructuring costs during the periods indicated.

	Three Months Ended
	March 31, 2007	March 31, 2006
Interchange Financial Services Corporation Merger Charges
Personnel costs	$2,970	$—
Systems conversion and integration/customer communications	1,664	—
Other costs	958	—

	5,592	—

Hudson United Bancorp Merger Charges
Personnel costs	271	69
Systems conversion and integration/customer communications	48	5,441
Other costs	632	1,786

	951	7,296

Restructuring Costs
Personnel costs	7,638	10,623
Contract terminations	1,741
Branch closings	3,469	—
Other	211

	13,059	10,623

The Toronto-Dominion Bank Merger Charges (1)
Personnel costs	4,113	1,424
Transaction costs	6,680	35
Name change	—	293

	10,793	1,752

Other Merger Charges
BostonFed Bancorp, Inc. Merger Charges	8	24
American Financial Holdings, Inc. Merger Charges	—	7
CCBT Financial Companies, Inc. Merger Charges	(25)	116
Acquisition of deposits from TD Bank USA	216	—

	199	147

Total Merger and Restructuring Costs	$30,594	$19,818

(1)	Charges in 2006 relate to The Toronto-Dominion Bank’s initial acquisition of a majority interest in us on March 1, 2005 and charges in 2007 relate to The Toronto-Dominion Bank’s acquisition of the remaining outstanding shares of TD Banknorth common stock not owned by it on April 20, 2007.
The following table summarizes activity in the accruals for merger and restructuring costs during the periods indicated.

		Purchase			Non-cash
		Accounting	Merger and		Write Downs
	Balance	Adjustments	Restructuring	Cash	and Other	Balance
	12/31/06	at Acquisition	Costs	Payments	Adjustments	3/31/07
Interchange Merger	$—	$13,336	$5,592	($15,288)	$—	$3,640
Hudson United Bancorp Merger	3,729	—	951	(1,323)	—	3,357
Restructuring costs	—	—	13,059	(236)	—	12,823
The Toronto-Dominion Bank Mergers	—	—	10,793	(2,508)	—	8,285
BostonFed Bancorp, Inc. Merger	1,547	—	8	(40)	—	1,515
CCBT Financial Companies, Inc. Merger	—	—	(25)	25	—	—
Acquisition of deposits from TD Bank USA	—	—	216	(216)	—	—

Total	$5,276	$13,336	$30,594	($19,586)	$0	$29,620

As a result of mergers, approximately 200 Interchange employees were released in 2007 and approximately 400 Hudson employees were released in 2006.

Note 17 — Income Taxes
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $3.5 million increase in the liability for unrecognized tax benefits, $5.0 million which was accounted for as adjustments to the January 1, 2007 balance of retained earnings and $1.5 million as an adjustment to goodwill for pre-acquisition contingencies. As of the date of adoption, we had approximately $45.2 million of unrecognized tax benefits (including interest and penalties). If that $45.2 million were recognized, $28.7 million of it would affect our effective tax rate.
We are currently under audit by various states relative to filing positions taken. While we believe we have substantial defenses to any state tax assessments, there can be no assurance that the outcome of any such assessments will not have an adverse effect on our consolidated results of operations in any future period. We are unable to estimate a range of reasonably possible changes in the level of unrecognized tax benefits that may occur within the coming year. Tax years from 2002 and later are currently open for federal examination purposes. Years from 1998 and later are currently open for purposes of state examinations in the significant states where we do business.
We classify interest and penalties accrued related to unrecognized tax benefits as income tax expense. During the three months ended March 31, 2007, we recognized approximately $1.2 million in interest and penalties, net of tax. We had approximately $8.1 million for the payment of interest and penalties accrued at March 31, 2007, which is included in other liabilities.
Note 18 — Related Party Transactions
We and our subsidiaries participate in various transactions with The Toronto-Dominion Bank and its affiliates. Transactions involving our banking subsidiary, TD Banknorth, NA and its nonbanking affiliates (including TD Banknorth and The Toronto-Dominion Bank) are subject to review by regulatory authorities and are required to be on terms at least as favorable to TD Banknorth, NA as those prevailing at the time for similar non-affiliate transactions. Transactions between The Toronto-Dominion Bank and TD Banknorth and their respective affiliates have included interest rate swap agreements, foreign exchange activities, international services, cost reimbursements, referral fees, intercompany deposits and borrowings and TD Banknorth’s sale of 13.0 million and 29.6 million shares of common stock to The Toronto-Dominion Bank for $405.2 million and $941.8 million in connection with the Interchange acquisition on January 1, 2007 and the Hudson acquisition on January 31, 2006, respectively.
The following table sets forth the amounts due to and from The Toronto-Dominion Bank and off-balance sheet transactions with The Toronto-Dominion Bank at March 31, 2007.

	March 31, 2007	December 31, 2006
Cash and due from banks	$360	$3,823
Other assets:
Positive fair value marks on derivatives	15,399	16,514
Deferred tax asset	1,132	878
Deferred debt issuance costs	991	1,014
Other	865	516
Interest-bearing deposits from The Toronto-Dominion Bank	15,725	15,544
Other liabilities:
Negative fair value marks on derivatives	18,739	14,398
Funds received for sale of stock on January 1, 2007	—	405,210
Shareholders’ Equity
Accumulated other comprehensive income	(3,233)	(1,631)
Broker commissions paid to TD Securities for common stock repurchases	(476)	(476)
Off-balance sheet transactions (notional amounts):
Interest rate swaps, caps and floors	3,101,750	2,988,244
Foreign exchange contracts	126,706	126,531
The effect on pre-tax income of transactions with The Toronto-Dominion Bank was an increase of $10.9 million and $2.4 million during the three months ended March 31, 2007 and 2006, respectively. The increase was largely due to the income recorded on interest rate swap agreements which are accounted for as cash flow hedges.
We and The Toronto-Dominion Bank have entered into a Stewardship Agreement under which TD Banknorth is reimbursed for the cost of certain services provided for the benefit of The Toronto-Dominion Bank. Services covered by the Stewardship Agreement include participation in The Toronto-Dominion Bank senior management meetings, participation in The Toronto-Dominion Bank strategic planning sessions, monthly financial reporting in The Toronto-Dominion Bank formats, corporate rebranding, Basel II planning, monitoring of compliance of intercompany activities and assistance in various corporate initiatives with The Toronto-Dominion Bank. We bill The Toronto-Dominion Bank monthly under the Stewardship Agreement. Monthly billings under this agreement averaged $0.6 million during the quarter ended March 31, 2007.
In September 2005, TD Banknorth, NA issued subordinated notes denominated in Canadian currency totaling $270 million (or approximately $229 million in U.S. dollars). The Canada Trust Company, a wholly-owned subsidiary of The Toronto-Dominion Bank, is the issuing and paying agent, note registrar and calculation agent for the notes.
At March 31, 2007, we also had a $110 million unsecured line of credit with The Toronto-Dominion Bank. The line is renewable every 364 days and, if used, carries interest at LIBOR plus 0.60%. TD Banknorth did not utilize the line of credit during the three months ended March 31, 2007.
TD Banknorth, NA has been approved to purchase up to $2.5 billion of Federal Funds from The Toronto-Dominion Bank at the Federal Funds market rate. There have been no purchases of Federal Funds from The Toronto-Dominion Bank to date.
Note 19 – Subsequent Events
On April 18, 2007, our shareholders approved the agreement and plan of merger with The Toronto-Dominion Bank providing for the acquisition by The Toronto-Dominion Bank of all of the outstanding shares of common stock of TD Banknorth Inc. not currently owned by The Toronto-Dominion Bank or its affiliates for $32.33 per share in cash. On April 20, 2007, this acquisition was completed and TD Banknorth became an indirect wholly-owned subsidiary of The Toronto-Dominion Bank.
In April 2007, plans were approved that will consolidate certain facilities, operations and employees in connection with becoming an indirect wholly-owned subsidiary of The Toronto-Dominion Bank. Additionally, we entered into amendments to employment and award agreements with two executives that accelerated certain retention payments and vesting of stock option and restricted stock unit awards under those agreements. In connection with these actions, we expect to record a restructuring charge of approximately $38.5 million, pre-tax, ($26.9 million after-tax) in the quarter ending June 30, 2007.
Item 2.
TD BANKNORTH INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share data and as noted)
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations of TD Banknorth Inc. pursuant to General Instruction H(2)(a) of Form 10-Q.
We, TD Banknorth Inc., are a Delaware corporation and a registered bank/financial holding company under the Bank Holding Company Act of 1956, as amended. As of March 31, 2007, we were a majority-owned subsidiary of The Toronto-Dominion Bank. On April 20, 2007, we became an indirect wholly-owned subsidiary of The Toronto-Dominion Bank. See Note 19 to the unaudited consolidated financial statements. At March 31, 2007, we had consolidated assets of $41.2 billion and consolidated shareholders’ equity of $8.7 billion.
Our principal asset is all of the capital stock of TD Banknorth, NA, a national bank which was initially formed as a Maine-chartered savings bank in the mid-19th century. At March 31, 2007, TD Banknorth, NA had 606 banking offices in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania and Vermont and served approximately 1.6 million households and commercial customers. Through TD Banknorth, NA and its subsidiaries, we offer a full range of banking services and products to individuals, businesses and governments throughout our market areas, including commercial banking, consumer banking, investment management, investment planning, private label credit cards for certain retailers and other businesses, insurance premium financing and insurance agency services.
Executive Overview
•	In March 2007, we announced various expense reductions and operational initiatives which are intended to improve our future operating performance. These initiatives are being taken in light of our recent financial results, the intensely competitive environment for banking services, current economic conditions and the recently-completed going-private transaction and are intended to reduce our annual operating expenses by 5% to 8% ($50 to $80 million, respectively) by 2008.

•	Net income for the quarter ended March 31, 2007 amounted to $55.2 million compared to $76.2 million for the same period last year. This decrease was primarily attributable to increased merger and restructuring charges ($10.8 million pre-tax) and increased provisions for loan and lease losses ($23.1 million pre-tax) due to increases in nonperforming assets and net charge-offs, which reflect the deterioration in new construction residential real estate loans, particularly in the Mid-Atlantic and southern New England regions.

•	We completed the acquisition of Interchange Financial Services Corporation (“Interchange”) on January 1, 2007. Interchange had $1.6 billion in assets at the acquisition date.

•	Noninterest income increased by $15.7 million or 13% as compared to the quarter ended March 31, 2006 due to the acquisition of Interchange on January 1, 2007 and a full quarter of income from the acquisition of Hudson on January 31, 2006.

•	Noninterest expense increased by $41.0 million or 15% due primarily to a $10.8 million increase in merger and restructuring costs, increased operating expenses related to Interchange and Hudson and an $8 million contribution to our charitable foundation in March 2007.

•	Nonperforming assets increased from $132.4 million at December 31, 2006 to $225.2 million at March 31, 2007 primarily as a result of increases in nonaccrual commercial real estate loans. At March 31, 2007, nonperforming assets as a percentage of total assets amounted to 0.55% compared to 0.33% at December 31, 2006. These increases resulted from the deterioration in the residential real estate construction markets in our lending areas.
     Our financial condition and liquidity remain strong. The following are important factors in understanding our financial condition and liquidity:
•	using the definition of federal banking regulators, we continue to be “well-capitalized”;

•	In March 2007, Moody’s raised our long-term debt rating to Aa3”; and

•	our liquidity measures at March 31, 2007 met our policy guidelines.
Outlook
      We expect that 2007 will continue to be a challenging year. Earnings for the remainder of 2007 will depend on the interest rate environment, the shape of the yield curve, our ability to obtain loans and hold/grow deposits, asset quality and the success of revenue/expense initiatives now underway. Competition for high-quality loans and deposits will continue. Excluding the effects of acquisitions, we expect only single-digit loan and deposit growth in 2007. We are responding to these challenges with the following actions being implemented during 2007:
•	Increase our focus on organic loan and deposit growth;

•	Focus on process improvements and branch consolidations to reduce operating costs;

•	Grow/develop deposit relationships by providing quality services, simplifying fee structures and eliminating certain fees;

•	Continue to review the performance characteristics of our branch network; and

•	Review our pricing on loans and deposits in certain market areas.
In addition, our nonperforming assets and our provision for loan and lease losses levels represent significant increases over historical levels, but given current conditions, we do not expect these levels to decline in the near future.
Acquisition by The Toronto-Dominion Bank
On April 18, 2007, our shareholders approved the agreement and plan of merger with The Toronto-Dominion Bank providing for the acquisition by The Toronto-Dominion Bank of all of the outstanding shares of common stock of TD Banknorth Inc. not currently owned by The Toronto-Dominion Bank or its affiliates for $32.33 per share in cash. On April 20, 2007, this transaction was completed and TD Banknorth became an indirect wholly-owned subsidiary of The Toronto-Dominion Bank.
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
During 2006 and 2007, we acquired the two financial institutions listed below. Our financial statements include the results of these bank acquisitions since the date of acquisition.
Table 1 — Acquistions

				Transaction-Related Items
		Balance at			Identifiable				Total
	Acquisition	Acquisition Date			Intangible	Cash	Shares		Purchase
(Dollars and shares in millions)	Date	Assets	Equity	Goodwill	Assets	Paid	Issued		Price

Interchange Financial Services Corporation	1/1/2007	$1,567.0	$176.5	$366.6	$26.4	$468.1	—	(1)	$468.1
Hudson United Bancorp	1/31/2006	$8,771.0	$518.3	$1,463.6	$222.5	$941.8	32.9	(2)	$1,907.3

(1)	13.0 million shares of common stock were sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Interchange Financial Services Corporation.

(2)	Shares issued does not include the 29.6 million shares of common stock sold by us to The Toronto-Dominion Bank to fund the cash paid by us in connection with the acquisition of Hudson United Bancorp.
For additional information, see Note 3 to the unaudited Consolidated Financial Statements.
Net Interest Income and Margin
Fully-taxable equivalent net interest income for the first quarter of 2007 increased $16.0 million, or 6%, compared to the first quarter of 2006. This increase was primarily attributable to the following items:
•	a full quarter of income from the acquisition of Hudson on January 31, 2006 compared to two months last year;

•	an increase in net earning assets as a result of the acquisition of Interchange on January 1, 2007;

•	a change in the mix of average earning assets resulting from the deleveraging program late in the first quarter of 2006 (loans comprised 85% of average earning assets during the three months ended March 31, 2007 compared to 79% for the same period last year); and

•	changes in the composition of interest-bearing liabilities resulting from the deleveraging program late in the first quarter of 2006 (deposits comprised 87% of interest-bearing liabilities during 2007 compared to 76% during 2006).
The increase in net interest income related to the above items was offset in part by a lower net interest rate spread from the impact of rising short-term interest rates (which increased costs of funds faster than asset yields) and competitive conditions in our market areas.
Fully-taxable equivalent interest income increased by $60.7 million for the first quarter of 2007 as compared the same period last year. This increase was primarily the result of an increase in earning assets from $39.0 billion in the first quarter of 2006 to $41.4 billion in the first quarter of 2007, an increase of $2.4 billion. The increase in earning assets was primarily due to the acquisition of Interchange on January 1, 2007 and the effects of the Hudson acquisition for a full quarter. The increase in interest income also reflected rising short-term interest rates and the effects of a balance sheet deleveraging program late in the first quarter of 2006.

Interest expense increased by $44.7 million in the first quarter of 2007 compared to the first quarter of 2006 as a result of rising short term interest rates, higher average interest-bearing liabilities and competitive conditions in our market areas. The weighted average rate paid on interest-bearing liabilities was 3.40% in the first quarter of 2007, up from 2.76% in the first quarter of 2006, an increase of 64 basis points. The weighted average cost of deposits increased by 94 basis points and the weighted average cost of borrowings increased by 48 basis points. Average interest-bearing deposits increased by $3.4 billion or 17%, primarily due to the Interchange acquisition and the effects of the Hudson acquisition for a full quarter. Average borrowings declined by $2.8 billion in the first quarter of 2007 compared to the first quarter of 2006 due to a balance sheet deleveraging program late in the first quarter of 2006, which were offset in part by borrowings assumed from the Interchange acquisition.
Net interest rate spread represents the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities. Our net interest rate spread decreased to 3.34% in the first quarter of 2007 from 3.42% in the first quarter of 2006 because the 56 basis point increase in the weighted average yield on interest-earning assets was less than the 64 basis point increase in the weighted average rate paid on interest-bearing liabilities, primarily as a result of rising short-term interest rates and intense competition for deposits.
Table 2 sets forth, for the three months ended March 31, 2007 and 2006, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. For purposes of the tables and the above discussion, (i) income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of our securities to make them equivalent to income and yields earned on fully-taxable investments, assuming a federal income tax rate of 35%, and (ii) nonaccrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income. Average balances are based on average daily balances during the indicated periods.

Table 2 — Average Balances, Yields and Rates

	2007 First Quarter			2006 First Quarter
			Yield/			Yield/
	Average Balance	Interest	Rate (1)	Average Balance	Interest	Rate (1)
Loans and leases (2):
Residential real estate mortgages	$2,783,915	$39,753	5.71%	$2,916,912	$40,270	5.52%
Commercial real estate mortgages	9,480,830	163,378	6.99%	7,996,632	132,202	6.70%
Commercial business loans and leases	6,754,580	124,314	7.46%	5,722,504	94,361	6.71%
Consumer loans and leases	7,121,969	118,421	6.74%	6,908,585	105,468	6.19%
Credit card receivables	440,651	13,222	12.17%	243,287	7,843	13.07%

Total loans and leases	26,581,945	459,088	6.99%	23,787,920	380,144	6.48%
Investment securities (3)	2,417,714	32,268	5.34%	5,634,703	71,306	5.06%
Securities purchased under agreements to resell	2,195,356	28,121	5.12%	585,556	7,197	4.92%
Federal funds sold and other short-term investments	5,643	48	3.43%	23,813	140	2.39%

Total earning assets	31,200,658	519,525	6.74%	30,031,992	458,787	6.18%

Bank-owned life insurance	823,502			697,668
Goodwill	6,382,995			5,509,988
Indentifiable intangible assets	750,764			801,665
Other noninterest-earning assets	2,254,577			1,944,528

Total assets	$41,412,496			$38,985,841

Interest-bearing deposits:
Regular savings	$3,747,434	10,858	1.18%	$3,708,031	9,266	1.01%
NOW and money market accounts	10,649,016	79,014	3.01%	9,172,611	48,613	2.15%
Certificates of deposit	7,891,421	83,214	4.28%	6,226,033	46,456	3.03%
Brokered deposits	224,970	2,997	5.40%	211,689	2,347	4.50%
Deposits in foreign office	163,420	1,655	4.11%	—	—	—

Total interest-bearing deposits	22,676,261	177,738	3.18%	19,318,364	106,682	2.24%
Borrowed funds	3,418,646	41,084	4.84%	6,250,112	67,373	4.36%

Total interest-bearing liabilities	26,094,907	218,822	3.40%	25,568,476	174,055	2.76%

Non-interest bearing deposits	5,766,859			5,166,252
Deferred tax liability related to identifiable intangible assets	296,209			315,498
Other liabilities	512,954			334,445
Shareholders’ equity	8,741,567			7,601,170

Total liabilities and shareholders’ equity	$41,412,496			$38,985,841

Net earning assets	$5,105,751			$4,463,516

Net interest income (fully-taxable equivalent)		300,703			284,732
Less: fully-taxable equivalent adjustments		(4,311)			(2,288)

Net interest income		$296,392			$282,444

Net interest rate spread (fully-taxable equivalent)			3.34%			3.42%
Net interest margin (fully-taxable equivalent)			3.89%			3.83%

(1)	Annualized.

(2)	Loans and leases include loans held for sale.

(3)	Includes securities available for sale and held to maturity.
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

Table 3 — Rate /Volume Analysis

	Three Months Ended
	March 31, 2007 vs. March 31, 2006
	Increase (decrease) due to
			Total
	Volume (1)	Rate	Change

Interest income:
Loans and leases	$47,270	$31,674	$78,944
Investment securities	(43,228)	4,190	(39,038)
Securities purchased under agreements to resell	20,619	305	20,924
Federal funds sold and other short-term investements	(214)	122	(92)

Total interest income	24,447	36,291	60,738

Interest expense:
Interest-bearing deposits:
Regular savings	95	1,497	1,592
NOW and money market accounts	8,723	21,678	30,401
Certificates of deposit	14,459	22,299	36,758
Brokered deposits	155	495	650
Foreign branch deposits	1,655	—	1,655

Total interest-bearing deposits	25,087	45,969	71,056
Borrowed funds	(34,729)	8,440	(26,289)

Total interest expense	(9,642)	54,409	44,767

Net interest income (fully taxable equivalent)	$34,089	$(18,118)	$15,971

(1)	Volume increases include the effects of the acquisition of Interchange Financial Services Corporation on January 1, 2007.
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
We provided $30.0 million and $6.9 million for loan and lease losses in the quarters ended March 31, 2007 and 2006, respectively. The increase in the provision for loan and lease losses in the first quarter of 2007 reflects increases in nonperforming loans and net charge-offs compared to the quarters ended December 31, 2006 and March 31, 2006. Nonperforming loans amounted to $222.5 million compared to $131.4 million and $78.6 million at December 31, 2006 and March 31, 2006, respectively. Net charge-offs amounted to $19.7 million in the three months ended March 31, 2007, as compared to $14.1 million and $6.2 million in the three months ended December 31, 2006 and March 31, 2006, respectively. The ratio of net charge-offs to average loans and leases was 0.30% (annualized) in the first quarter of 2007 and 0.10% (annualized) in the first quarter of 2006. The coverage ratio (ratio of the allowance for credit losses to nonperforming loans) was 141% at March 31, 2007, as compared to 220% at December 31, 2006 and 362% at March 31, 2006.

In addition to the provisions made for on-balance sheet loans and leases, we provided $1.8 million and $300 thousand for loss reserves related to off-balance sheet loan commitments in the quarters ended March 31, 2007 and 2006, respectively. This provision for off-balance sheet loan commitments is included with other noninterest expense.
See “Risk Management” below for further information on the provision for loan and lease losses, net charge-offs, nonperforming assets, allowance for credit losses and other factors we consider in assessing the credit quality of our loan and lease portfolio and establishing the allowance for loan and lease losses.
Noninterest Income
Noninterest income increased by $15.7 million, or 13%, during the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to increased income from deposit services, bank-owned life insurance and other noninterest income, including loan fee income. Our new focus on simplifying fee structures and increased volumes has driven the increases in deposit services fee income and loan fee income. Income from bank-owned life insurance increased primarily due to additional investment earnings on higher average balances. The increased volumes resulted primarily from the acquisitions of Interchange and Hudson.
The following table presents noninterest income during the periods indicated.
Table 4 — Noninterest Income

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Noninterest income:
Deposit services	$44,867	$38,479	$6,388	17%
Insurance agency commissions	16,869	15,839	1,030	7%
Merchant and electronic banking income, net	16,376	15,636	740	5%
Wealth management services	11,380	11,348	32	0%
Bank-owned life insurance	8,839	7,288	1,551	21%
Investment planning services	5,042	5,142	(100)	(2%)
Net securities gains (losses)	92	(90)	182	N/M
Other noninterest income:
Loan fee income	16,920	12,392	4,528	37%
Income on restricted stock	5,275	4,583	692	15%
Mortgage banking services income	2,191	1,235	956	77%
Venture capital income (write-downs)	(15)	508	(523)	N/M
Covered call option premiums	—	922	(922)	N/M
Miscellaneous income	5,683	4,557	1,126	25%

Total other noninterest income	30,054	24,197	5,857	24%

Total noninterest income	$133,519	$117,839	$15,680	13%

N/M — not meaningful
Deposit services income for the three months ended March 31, 2007 increased $6.4 million, or 17%, compared to the same period last year, primarily due to volume increases and the benefits of new initiatives to simplify overdraft fee structures.
Income from bank-owned life insurance (“BOLI”) for the three months ended March 31, 2007 increased $1.5 million, or 21%, compared to the same period last year. The cash surrender value of our BOLI was $828.7 million at March 31, 2007 compared to $791.5 million at December 31, 2006. The $37.2 million increase was primarily due to amounts acquired from Interchange and investment earnings. Investment in BOLI provides a tax-advantaged means to mitigate increasing employee benefit costs.

Other noninterest income increased $5.9 million, or 24%, in the three months ended March 31, 2007 as compared to the same period last year. For the quarter, the increase was primarily due to a $4.5 million increase in loan fee income, largely due to an increase of $1.7 million in commercial swap fees and an increase of $923 thousand in fees on credit card receivables. Miscellaneous other noninterest income includes commissions on our official check program, gains on sales of expired leases and other miscellaneous items.
Noninterest Expense
Noninterest expense increased by $41.0 million, or 15%, in the three months ended March 31, 2007 compared to the same period in the prior year. These increases were primarily due to merger and restructuring costs, compensation and employee benefits and corporate contributions.
The following table presents noninterest expense during the periods indicated.
Table 5 — Noninterest Expense

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
Noninterest expense:
Compensation and employee benefits	$137,044	$125,210	$11,834	9%
Occupancy	27,824	24,296	3,528	15%
Equipment	17,512	14,884	2,628	18%
Data processing	15,606	15,233	373	2%
Advertising and marketing	7,328	8,191	(863)	(11%)
Amortization of identifiable intangible assets	36,781	37,666	(885)	(2%)
Merger and restructuring costs	30,594	19,818	10,776	54%
Other noninterest expense:
Professional fees	6,647	5,509	1,138	21%
Telephone	4,391	3,932	459	12%
Office supplies	3,117	3,061	56	2%
Corporate contributions	8,264	31	8,233	N/M
Postage and freight	4,110	3,671	439	12%
Courier	2,728	2,404	324	13%
Miscellaneous loan costs	1,916	1,205	711	59%
Collection and carrying costs of non-performing assets	384	525	(141)	(27%)
Deposits and other assessments	1,375	1,241	134	11%
Miscellaneous	12,416	10,159	2,257	NM

Total other noninterest expense	45,348	31,738	13,610	43%

Total noninterest expense	$318,037	$277,036	$41,001	15%

N/M — not meaningful
Compensation and employee benefits expense increased $11.8 million, or 9%, in the first quarter of 2007 compared to the same period last year. The increase was primarily due to higher salaries and benefit costs resulting from the acquisition of Interchange and additional expenses from the Hudson acquisition (three months of expense in 2007 compared to two months of expense in 2006) and, to a lesser extent, higher incentive costs in the first quarter of 2007 compared to the same period last year.
Occupancy expense increased $3.5 million, or 15%, in the first quarter of 2007 compared to the same period last year. The increase was primarily due to expenses associated with additional facilities from acquisitions, including depreciation.

Equipment expense increased $2.6 million, or 18%, in the first quarter of 2007 compared to the same period last year. The increase was primarily due to increased costs from acquisitions, depreciation on new equipment purchases and higher equipment maintenance expenses.
Merger and restructuring costs increased $10.8 million, or 54%, in the first quarter of 2007 compared to the same period last year. The increase was primarily attributable to a $9.0 million increase in costs incurred in connection with the going-private transaction, $5.6 million increase in costs incurred in connection with the acquisition of Interchange and $2.4 million increase in restructuring costs, offset by $6.3 million reduction in Hudson merger related costs. For a tabular analysis of our merger and restructuring costs, see Note 16 to the unaudited Consolidated Financial Statements.
Corporate contributions increased $8.2 million in the first quarter of 2007 compared to the same period last year due to an $8 million contribution made to our charitable foundation. Our Board approved an $8.0 million contribution to the TD Banknorth Charitable Foundation in connection with the going-private transaction to reflect our continued commitment to the communities we do business in after the going-private transaction is completed.
Taxes
The effective tax rate on income from continuing operations was 32.0% for the three months ended March 31, 2007 compared to 33.3% for the three months ended March 31, 2006. This decrease related primarily to increased tax-exempt income (as a percent of pre-tax income). The effective tax rate for the remainder of 2007 is expected to be approximately 31% on income from continuing operations.
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
Comprehensive Income
Our comprehensive income amounted to $60.0 million for the three months ended March 31, 2007 as compared to $65.5 million for the same period last year. Comprehensive income differs from our net income as a result of changes in the amount of unrealized gains and losses on our portfolio of securities available for sale and on our derivative contracts that are accounted for as cash flow hedges and on net gains in our defined benefit pension plans. For additional information, see the Consolidated Statements of Changes in Shareholders’ Equity and Note 12 to the unaudited Consolidated Financial Statements.
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
The following table summarizes our contractual cash obligations, other commitments and derivative financial instruments at March 31, 2007.
Table 6 — Contractual Obligations and Other Commitments

		Payments Due By Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-term debt	$1,431,712	$26,606	$178,182	$246,655	$980,269
Capital lease obligations	6,107	444	1,336	1,656	2,671

Total long-term debt	1,437,819	27,050	179,518	248,311	982,940
Operating lease obligations	234,792	44,976	76,338	45,104	68,374
Pension plan contribution (2)	40,000	40,000	—	—	—
Other benefit plan payments — estimated	175,603	12,459	27,530	31,159	104,455
Other vendor obligations (3)	125,775	9,617	23,342	23,666	69,150

Total contractual obligations	$2,013,989	$134,102	$306,728	$348,240	$1,224,919

(1)	Other liabilities which are short term in nature are not included in this table.

(2)	Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the timing of future cash contributions.

(3)	Includes our commitment for the naming rights for the TD Banknorth Garden.

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 - 3	4 - 5	After 5
Other commitments	Committed	1 Year	Years	Years	Years
Unused portions on lines of credit	$8,246,107	$3,218,888	$944,322	$498,523	$3,584,374
Standby letters of credit	733,917	165,731	126,062	147,555	294,569
Commercial letters of credit	62,039	38,928	17,076	3,080	2,955
Commitments to originate loans	3,094,334	1,985,963	626,581	131,336	350,454
Other commitments	232,089	22,030	4,593	3,370	202,096

Total commitments	$12,368,486	$5,431,540	$1,718,634	$783,864	$4,434,448

	Total	Amount of Commitment Expiration — Per Period
	Amounts	Less than	1 - 3	4 - 5	After 5
Derivative Financial Instruments	Committed	1 Year	Years	Years	Years
Interest rate swaps (notional amount):
Commercial loan swap program:
Interest rate swaps with commercial borrowers (1)	$1,778,412	$23,535	$214,413	$230,420	$1,310,044
Interest rate swaps with dealers (2)	1,778,412	23,535	214,413	230,420	1,310,044
Interest rate caps with commercial borrowers	47,812	—	24,315	3,975	19,522
Interest rate caps with dealers	47,812	—	24,315	3,975	19,522
Cross currency swap (USD) (3)	228,620	—	—	—	228,620
Total return swap (4)	20,031	20,031	—	—	—
Interest rate swaps	770,000	550,000	75,000	10,000	135,000
Interest rate floors purchased	2,000,000	—	2,000,000
Interest rate floors written	(2,000,000)	—	(2,000,000)	—	—
Forward commitments to sell loans	22,820	22,820	—	—	—
Foreign currency rate contracts: (5)
Forward contracts with customers	126,706	80,829	44,396	1,481	—
Forward contracts with dealers	126,706	80,829	44,396	1,481	—
Rate-locked loan commitments	12,081	12,081	—	—	—

(1)	Swaps with commercial loan customers (TD Banknorth receives fixed, pays variable).

(2)	Swaps with dealers (TD Banknorth pays fixed, receives variable), which offset the interest rate swaps with commercial borrowers.

(3)	Swap on subordinated debt issued in Canadian dollars in September 2005.

(4)	Swap to hedge restricted stock units tied to the price of The Toronto-Dominion Bank common shares.

(5)	Forward contracts for customer accommodations.
Shareholders’ Equity
Shareholders’ equity amounted to $8.7 billion at March 31, 2007, an increase of $424 million from our $8.3 billion of shareholders’ equity at December 31, 2006. This increase was primarily attributable to our sale of $405.2 million of TD Banknorth common stock to The Toronto-Dominion Bank in connection with our acquisition of Interchange. Comprehensive income of $60.0 million also contributed to the increase. These increases were offset in part by the payment of $53.3 million of cash dividends declared on our common stock during the three months ended March 31, 2007. Dividends declared in the first quarter of 2007 and 2006 were $0.22 per share.
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
The following table presents the composition of our loan and lease portfolio at the dates indicated.
Table 7 — Composition of Loans and Leases

	March 31, 2007			December 31, 2006
		Percent	Percent		Percent	Percent
	Amount	of Loans	Nonperforming	Amount	of Loans	Nonperforming
Residential real estate mortgages	$2,831,262	11%	0.55%	$2,667,448	10%	0.51%
Commercial real estate mortgages	9,370,537	35%	1.41%	8,749,887	34%	0.61%
Commercial business loans and leases	6,927,150	26%	0.90%	6,534,792	26%	0.81%
Consumer loans and leases	7,037,943	26%	0.16%	7,046,638	28%	0.17%
Credit card receivables	441,459	2%	—	462,736.00	2%	—

	$26,608,351	100%	0.83%	$25,461,501	100%	0.52%

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

Our commercial business loans and leases, which include term loans and lines of credit, are generally made to small to medium size businesses located within our market areas. These loans are not concentrated in any particular industry, but reflect the broad-based economy of New England, New Jersey, Pennsylvania and New York. Commercial loans are primarily secured by various equipment, machinery and other corporate assets including real estate, as well as loans to provide working capital to businesses in the form of lines of credit. At March 31, 2007, commercial loans also included $342.6 million of loans to finance insurance premiums, which are offered by Flatiron, a subsidiary acquired in the Hudson acquisition. Through a subsidiary, we also offer direct equipment leases, which amounted to $140.6 million at March 31, 2007. From time to time we also purchase participations in shared national credits. At March 31, 2007, we had $862.6 million of outstanding participations in shared national credits and had an additional $826.8 million of unfunded commitments related to these participations.
Consumer loans and leases consist primarily of home equity lines and loans and indirect automobile loans.
The following table presents a breakdown of our consumer loans and leases by type at March 31, 2007 and December 31, 2006.
Table 8 — Composition of Consumer Loans and Leases

	March 31,		December 31,
	2007		2006
		% of		% of	Change
	Amount	Total	Amount	Total	Amount	Percent
Home equity loans and lines	$4,225,929	60.05%	$4,181,249	59.34%	$44,680	1.07%
Automobile	2,510,273	35.67%	2,555,083	36.26%	(44,810)	(1.75%)
Education	79,484	1.13%	77,432	1.10%	2,052	2.65%
Mobile home	80,547	1.14%	84,200	1.19%	(3,653)	(4.34%)
Other (including leases)	141,710	2.01%	148,674	2.11%	(6,964)	(4.68%)

Total	$7,037,943	100.00%	$7,046,638	100.00%	($8,695)	(0.12%)

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
Nonperforming Assets
Nonperforming assets consist of nonperforming loans (which do not include accruing loans 90 days or more overdue), other real estate owned and repossessed assets. Total nonperforming assets as a percentage of total assets amounted to 0.55% at March 31, 2007, 0.33% at December 31, 2006 and 0.22% at March 31, 2006. Total nonperforming assets as a percentage of total loans and total other nonperforming assets amounted to 0.84% at March 31, 2007, 0.52% at December 31, 2006 and 0.35% at March 31, 2006. See Table 9 for a summary of nonperforming assets for the last five quarters. On a dollar basis, our nonperforming assets increased to $225.2 million at March 31, 2007 from $132.4 million at December 31, 2006 and $90.7 million at March 31, 2006. The increase at March 31, 2007 compared to December 31, 2006 was primarily due to the continued deterioration in residential real estate construction loans, particularly in the Mid-Atlantic and southern New England regions, and nonperforming assets acquired from our recent acquisitions.
The following table presents information regarding our nonperforming assets for the last five quarters.

Table 9 — Nonperforming Assets

	2007	2006
	March 31	December 31	September 30	June 30	March 31
Nonaccrual loans and leases:
Residential real estate loans	$16,482	$13,607	$9,713	$10,714	$9,827
Commercial real estate loans	132,541	53,345	28,520	35,439	31,192
Commercial business loans and leases	62,104	52,758	46,051	35,768	31,460
Consumer loans and leases	11,418	11,667	7,386	7,123	6,090

Total nonaccrual loans and leases	222,545	131,377	91,670	89,044	78,569

Other nonperforming assets:
Other real estate owned, net of related reserves	541	397	1,098	1,076	10,928
Repossessions, net of related reserves	2,076	617	990	1,083	1,173

Total other nonperforming assets	2,617	1,014	2,088	2,159	12,101

Total nonperforming assets	$225,162	$132,391	$93,758	$91,203	$90,670

Accruing loans and leases 90 days or more overdue:
Credit card receivables	$7,643	$8,486	$6,949	$5,900	$6,351
Other loans and leases	7,411	8,211	7,174	5,646	6,583

Total accruing loans and leases 90 days or more overdue	$15,054	$16,697	$14,123	$11,546	$12,934

Total nonperforming loans as a percentage of total loans and leases(1)	0.84%	0.52%	0.36%	0.34%	0.31%
Total nonperforming assets as a percentage of total assets	0.55%	0.33%	0.23%	0.23%	0.22%
Total nonperforming assets as a percentage of total loans and leases (1) and total other nonperforming assets	0.85%	0.52%	0.36%	0.35%	0.35%

(1)	Total loans and leases exclude residential real estate loans held for sale.
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
Residential real estate loans are generally placed on nonaccrual when they become 120 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due, unless well secured and in the process of collection, and any equity lines of credit in the process of foreclosure are placed on nonaccrual status. Consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Credit card receivables are charged-off upon reaching 180 days past due. We generally place all commercial real estate loans and commercial business loans and leases which are 90 days or more past due on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. At March 31, 2007, we had $15.1 million of accruing loans which were 90 days or more delinquent, as compared to $16.7 million at December 31, 2006 and $12.9 million at March 31, 2006. We may also place loans which are less than 90 days past due on nonaccrual (and, therefore, nonperforming) status when in our judgment these loans are likely to present future principal and/or interest repayment problems and ultimately would be classified as nonperforming.

Net Charge-offs
Net charge-offs amounted to $19.7 million during the three months ended March 31, 2007, as compared to $6.2 million during the three months ended March 31, 2006. The increase was largely due to a $10.6 million increase in net charge-offs on commercial loans and a $2.6 million increase in net charge-offs on credit card receivables compared to the first quarter of 2006. The commercial loan charge-offs were largely attributable to a few credits in the Mid-Atlantic and southern New England regions.

The following table presents net charge-offs by loan type and the activity in the allowance for credit losses during the periods indicated.
Table 10 — Allowance for Credit Losses

	2007 First	2006 Fourth	2006 Third	2006 Second	2006 First
	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$279,638	$278,568	$276,361	$276,342	$223,030
Additions due to acquisitions	11,439	—	—	—	52,563

Charge-offs:
Residential real estate mortgages	86	75	—	42	128
Commercial real estate mortgages	2,734	467	1,251	447	95
Commercial business loans and leases	9,364	6,317	3,124	3,328	1,583
Consumer loans and leases	7,669	7,527	7,712	5,647	7,081
Credit card receivables	6,138	5,040	4,288	4,386	3,305

Total loans and leases charged off	25,991	19,426	16,375	13,850	12,192

Recoveries:
Residential real estate mortgages	103	22	137	105	17
Commercial real estate mortgages	251	373	270	564	101
Commercial business loans and leases	2,862	1,965	1,351	1,227	3,167
Consumer loans and leases	2,192	1,870	2,185	2,243	2,096
Credit card receivables	915	1,066	885	1,011	660

Total loans and leases recovered	6,323	5,296	4,828	5,150	6,041

Net charge-offs	19,668	14,130	11,547	8,700	6,151

Provision for loan and lease losses	30,000	15,200	13,754	8,719	6,900

Allowance for loan and lease losses at end of period	$301,409	$279,638	$278,568	$276,361	$276,342

Total Allowance for Credit Losses:
Allowance for loan and lease losses	$301,409	$279,638	$278,568	$276,361	$276,342
Liability for unfunded credit commitments	10,927	9,107	8,807	8,507	8,207

Total allowance for credit losses	$312,336	$288,745	$287,375	$284,868	$284,549

Ratio of net charge-offs to average loans and leases outstanding during the period, annualized (1)	0.30%	0.22%	0.18%	0.14%	0.10%
Ratio of allowance for credit losses to total loans and leases at end of period (1)	1.17%	1.13%	1.12%	1.10%	1.11%
Ratio of allowance for credit losses to nonperforming loans and leases at end of period	140%	220%	313%	320%	362%
Ratio of net charge-offs (recoveries) as a percent of average outstanding loans and leases, annualized (1):
Residential real estate mortgages	(0.002%)	0.008%	(0.019%)	(0.009%)	0.016%
Commercial real estate mortgages	0.106%	0.004%	0.044%	(0.005%)	0.000%
Commercial business loans and leases	0.390%	0.266%	0.108%	0.131%	(0.112%)
Consumer loans and leases	0.312%	0.316%	0.306%	0.190%	0.293%
Credit card receivables	4.807%	3.576%	3.119%	3.358%	4.409%

Total portfolio loans and leases at end of period (1)	$26,608,351	$25,461,501	$25,729,950	$25,822,787	$25,620,512
Total nonperforming loans and leases at end of period	222,545	131,377	91,670	89,044	78,569
Average loans and leases outstanding during the period (1)	26,562,636	25,618,565	25,777,617	25,702,904	23,770,023

(1)	Excludes residential real estate loans held for sale.

Potential Problem Loans
In addition to the nonperforming loans discussed under “Credit Risk Management” above, we also have loans that are 30 to 89 days delinquent and still accruing. These loans amounted to $318 million at March 31, 2007 and $302 million at December 31, 2006. These loans and related delinquency trends are considered in the evaluation of the allowance for loan and lease losses and the determination of the provision for loan and lease losses.
Analysis and Determination of the Allowance for Loan and Lease Losses
The allowance for loan and lease losses is maintained at a level determined to be adequate by us to cover potential charge-offs on loans and leases deemed uncollectible based on continuous review of a variety of factors. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off. For purposes of determining our allowance for loan and lease losses, we specifically evaluate each commercial business and commercial real estate loan which is rated substandard and has a balance in excess of $300 thousand. We evaluate all other loans by loan type on a pooled basis.
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
The allowance for loan and lease losses amounted to $301.4 million at March 31, 2007 and $279.6 million at December 31, 2006. The $21.8 million increase was attributable to $11.4 million of general reserves from Interchange and the provision of $30.0 million for loan and lease losses in the three months ended March 31, 2007. Net charge-offs represented 0.30% of average loans and leases outstanding for the quarter ended March 31, 2007 and 0.10% for the same period in 2006. The ratio of the allowance for credit losses to nonperforming loans and leases was 141% at March 31, 2007 and 220% at December 31, 2006. The ratio of the allowance for credit losses to total portfolio loans and leases was 1.17% at March 31, 2007 compared to 1.13% at December 31, 2006.
Derivative Instruments
Purpose and Benefits
Derivative financial instruments are important tools that we use to manage interest rate risk and, to a lesser degree, currency risk and price risk.
The following table shows our derivative positions at March 31, 2007 scheduled by maturity.

Table 11 — Derivative Positions
Asset-Liability Management Positions

	Notional Amount Maturing						Fair
March 31, 2007	2007	2008	2009	2010	Thereafter	Total	Value
Cross currency swap agreement	$—	$—	$—	$—	$228,620	$228,620	$8,849
Total return swap	—	20,031	—	—	—	20,031	3,314
Interest rate swaps	550,000	45,000	30,000	—	145,000	770,000	(3,835)
Interest rate floors with commercial brokers			2,000,000			2,000,000	2,654
Interest rate floors with The Toronto-Dominion Bank	—	—	(2,000,000)	—	—	(2,000,000)	(2,654)
Forward commitments to sell loans	22,820	—	—	—	—	22,820	—
Customer-related Positions

	Notional Amount Maturing						Fair
March 31, 2007	2007	2008	2009	2010	Thereafter	Total	Value
Interest rate contracts
Receive fixed, pay variable	$11,905	$88,540	$127,779	$117,522	$1,480,479	$1,826,225	$11,087
Pay fixed, receive variable	11,905	88,540	127,779	117,522	1,480,479	1,826,225	(11,087)
Foreign currency rate contracts
Forward contracts with customers	66,613	51,119	7,123	1,851	—	126,706	1,762
Forward contracts with dealers	66,613	51,119	7,123	1,851	—	126,706	(1,762)
Rate-locked loan commitments (1)	12,081	—	—	—	—	12,081	4

(1)	No value has been assigned to potential mortagage servicing rights related to rate-locked loan commitments.
Customer-related Positions
Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended March 31, 2007, we recorded a total notional amount of $223.3 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 11 include both the customer and offsetting dealer transactions.
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
CAPITAL
We are committed to managing capital for shareholder benefit and maintaining protection for deposits and creditors. At March 31, 2007, shareholders’ equity amounted to $8.7 billion, or 21.22% of total assets, compared to $8.3 billion, or 20.72% of total assets at December 31, 2006.
Capital guidelines issued by the Federal Reserve Board and the OCC, respectively, require us and our banking subsidiary to maintain certain capital ratios, set forth below. At March 31, 2007, TD Banknorth Inc. and TD Banknorth, NA were deemed to be “well capitalized” under the regulations of the Federal Reserve Board and the OCC, respectively, and in compliance with applicable capital requirements.
Table 12 — Capital Ratios

	Actual		Capital Requirements		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$3,409,672	11.53%	$2,365,148	8.00%	$1,044,524	3.53%
Tier 1 capital (to risk-weighted assets)	2,469,530	8.35%	1,182,574	4.00%	1,286,956	4.35%
Tier 1 leverage capital ratio (to average assets)	2,469,530	7.17%	1,376,969	4.00%	1,092,561	3.17%
TD Banknorth, NA
Total capital (to risk-weighted assets)	3,414,641	11.57%	2,361,882	8.00%	1,052,759	3.57%
Tier 1 capital (to risk-weighted assets)	2,473,609	8.38%	1,180,941	4.00%	1,292,668	4.38%
Tier 1 leverage capital ratio (to average assets)	2,473,609	7.20%	1,374,535	4.00%	1,099,074	3.20%

December 31, 2006
TD Banknorth Inc.
Total capital (to risk-weighted assets)	$3,307,963	11.64%	$2,273,913	8.00%	$1,034,050	3.64%
Tier 1 capital (to risk-weighted assets)	2,395,074	8.43%	1,136,957	4.00%	1,258,117	4.43%
Tier 1 leverage capital ratio (to average assets)	2,395,074	7.20%	1,330,640	4.00%	1,064,434	3.20%
TD Banknorth, NA
Total capital (to risk-weighted assets)	3,338,918	11.79%	2,266,276	8.00%	1,072,642	3.79%
Tier 1 capital (to risk-weighted assets)	2,433,607	8.59%	1,133,138	4.00%	1,300,469	4.59%
Tier 1 leverage capital ratio (to average assets)	2,433,607	7.33%	1,327,835	4.00%	1,105,772	3.33%
Net risk-weighted assets were $29.5 billion for each of TD Banknorth Inc. and TD Banknorth, NA at March 31, 2007 and $28.4 billion for TD Banknorth Inc. and $28.3 billion for TD Banknorth, NA at December 31, 2006, respectively.
On November 2, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulation includes the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to TD Banknorth’s assessment base of approximately $30 billion, this translates to an annual deposit premium estimated to be between $15 million and $21 million. Most banks, including TD Banknorth, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the

FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for TD Banknorth was calculated at $31 million. This amount will be recognized only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, we expect the reinstitution of deposit premiums by the FDIC will not have a material effect on our financial condition, results of operations or cash flows until 2008 or 2009.
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies comply with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. We have not changed our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). As discussed in our 2006 Annual Report on Form 10-K, we have identified the following critical accounting policies: allowance for loan and lease losses, accounting for acquisitions and review of related goodwill and other intangible assets, accounting for pension plans, accrued income taxes and accounting for derivatives and hedging activities. We consider these policies as our critical accounting policies due to the potential impact on our results of operations and the carrying value of certain of our assets based on any changes in judgments and assumptions required to be made by us in the application of these policies.
IMPACT OF NEW ACCOUNTING STANDARDS
For information on the impact of new accounting standards, see Note 2 to the unaudited Consolidated Financial Statements.
FORWARD LOOKING STATEMENTS
Certain statements contained herein are not based on historical facts and are “forward-looking statements”. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic conditions, interest rates, deposit flows, loan demand, competition, legislation or regulation and accounting principles, policies or guidelines, as well as other economic, competitive, governmental, regulatory, accounting and technological factors affecting our operations. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

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
Item 4T. Controls and Procedures
Not applicable.
Part II — Other Information
Item 1. Legal Proceedings
Ordinary Course Litigation: In the ordinary course of business, TD Banknorth and its subsidiaries are routinely defendants in or parties to a number of pending and threatened legal actions, including actions brought on behalf of various putative classes of claimants. Certain of these actions assert claims for substantial monetary damages against TD Banknorth and its subsidiaries. Based on currently available information, advice of counsel, available insurance coverage and established reserves, management does not believe that the eventual outcome of pending litigation against TD Banknorth and its subsidiaries will have a material adverse effect on the consolidated financial position, liquidity or results of operations of TD Banknorth. In view of the inherent difficulty of predicting such matters, however, there can be no assurance that the outcome of any such action will not have a material adverse effect on TD Banknorth’s consolidated results of operations in any future reporting period.
Shareholder Litigation regarding Going-Private Transaction: On November 20, 2006, the day the merger agreement between TD Banknorth and The Toronto-Dominion Bank was announced, five complaints were filed in the Delaware Court of Chancery against TD Banknorth, TD Banknorth’s Board of Directors (the “Board”), and with the exception of one complaint, The Toronto-Dominion Bank. A sixth complaint was filed on November 21, 2006
One week later, two complaints were filed in the Supreme Court of New York on November 28 and 30, 2006, respectively.
Finally, an action was filed on December 8, 2006 in Superior Court of the State of Maine. All nine complaints are putative class actions filed on behalf of TD Banknorth’s former public stockholders, which sought to enjoin the recently completed transaction or collect damages on the grounds that disclosure has been inadequate and that the consideration offered by The Toronto-Dominion Bank is inadequate. They all allege that TD Banknorth’s directors and its majority shareholder, The Toronto-Dominion Bank, have breached fiduciary duties to the public shareholders by allowing The Toronto-Dominion Bank to exert undue control over TD Banknorth within the merger process.

In an order issued on November 29, 2006, the Delaware Court of Chancery approved the Delaware plaintiffs’ motion to consolidate the six Delaware cases into one comprehensive action within that court. On or about February 21, 2007, the parties to the consolidated action In re TD Banknorth Shareholders Litigation., entered into a memorandum of understanding providing for the settlement of the six lawsuits comprising this consolidated action, without admission of any wrongdoing by any of the defendants. The memorandum of understanding provides for, among other things, the establishment by The Toronto-Dominion Bank of a settlement fund for the benefit of public TD Banknorth stockholders in an aggregate amount of approximately $2.95 million. While TD Banknorth and The Toronto-Dominion Bank believe that these lawsuits are without merit, they sought a settlement in order to avoid the burdens and expense of further litigation. Notice is being provided to all qualified stockholders of a “fairness hearing” in the Delaware Chancery Court for Newcastle County to be held on the proposed settlement on June 27, 2007. Voluntary stays of the New York and Maine actions have been filed with the respective courts.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or results of operations. As of March 31, 2007, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) – (b) Not applicable.
     (c) There were no purchases made by TD Banknorth or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Securities Exchange Act of 1934, other than The Toronto-Dominion Bank, of shares of TD Banknorth common stock during the three months ended March 31, 2007.
          The following table presents the number of shares of TD Banknorth common stock purchased by our majority shareholder, The Toronto-Dominion Bank. During the three months ended March 31, 2007, 13 million shares were purchased from us at $31.17 per share in connection with our acquisition of Interchange and the remainder of which were purchased pursuant to our former dividend reinvestment program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	Per Share	Programs	Plans or Programs (1)
January 1 — 31, 2007	13,000,000	$31.17	—	—
February 1 — 28, 2007	933,106	$32.24	—	—
March 1 — 31, 2007	—	$0.00	—	—
Item 3. Default Upon Senior Securities.
          Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	A special meeting of shareholder of TD Banknorth was held on April 18, 2007 (“Special Meeting”).

(b)	Not applicable.

(c)	There were 242,419,587 shares of TD Banknorth common stock eligible to be voted at the Special Meeting and 213,989,200 shares were represented, in person or by proxy, at the meeting, which constituted a quorum. The only item voted upon at the Special Meeting was the proposal to approve the Agreement and Plan of Merger, dated as of November 19, 2006, among TD Banknorth Inc., The Toronto-Dominion Bank and Bonn Merger Co. The vote was as follows:

	For	Against	Abstain	Broker-Non-votes
All shareholders	210,052,626	3,561,429	375,145	none
Shareholders unaffiliated with The Toronto-Dominion Bank	65,158,616	3,561,429	375,145	none
Item 5. Other Information.
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

TD BANKNORTH INC.
Date: May 8, 2007	By:	/s/ Bharat B. Masrani
Bharat B. Masrani
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2007	By:	/s/ Stephen J. Boyle
Stephen J. Boyle
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 12	Calculation of Ratios of Earnings to Fixed Charges

Exhibit 31.1	Certification of Chief Executive Officer under Rules 13a-14 and 15d-14.

Exhibit 31.2	Certification of Chief Financial Officer under Rules 13a-14 and 15d-14.

Exhibit 32.1	Certification of Chief Executive Officer under 18 U.S.C. § 1350.

Exhibit 32.2	Certification of Chief Financial Officer under 18 U.S.C. § 1350.